Form 10-Q
period 2021-03-31
Paya Holdings Inc.
filed 2021-05-07
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

Commission file number 001-819881
Paya Holdings Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	85-2199433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Perimeter Center North, Suite 600, Atlanta, Georgia 30346
(Address, including zip code, of principal executive offices)
(800) 261-0240
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PAYA	The Nasdaq Capital Market
Warrants to purchase common stock	PAYAW	The Nasdaq Capital Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 126,697,492 shares of Common Stock, par value $0.0001 per share, issued and outstanding as of March 31, 2021.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
March 31, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the post-combination business. Specifically, forward-looking statements may include statements relating to:

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
•changes in the payment processing market in which Paya competes
•changes in the vertical markets that Paya targets
•Paya’s relationships within the payment ecosystem
•Paya’s growth strategies
•data security
•changes in accounting policies applicable to Paya; and
•the development and maintenance of effective internal controls and other risks and uncertainties.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I
Item 1. Unaudited Condensed Consolidated Financial Statements
Paya Holdings Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(In thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$55,255	$49,139
Cost of services exclusive of depreciation and amortization	(26,137)	(24,498)
Selling, general & administrative expenses	(16,914)	(15,580)
Depreciation and amortization	(7,032)	(5,996)
Income from operations	5,172	3,065
Other income (expense)
Interest expense	(4,043)	(4,645)
Other income (expense)	492	(17)
Total other expense	(3,551)	(4,662)
Income (loss) before income taxes	1,621	(1,597)
Income tax (expense) benefit	(576)	922
Net income (loss)	$1,045	$(675)

Weighted average shares outstanding of common stock	117,808,563	54,534,022
Basic net income (loss) per share	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Balance Sheets
(In thousands, Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,824	$23,617
Trade receivables, net	22,060	17,493
Prepaid expenses	2,766	2,218
Income taxes receivable	541	541
Other current assets	636	457
Total current assets before funds held for clients	159,827	44,326
Funds held for clients	69,430	78,505
Total current assets	$229,257	$122,831
Noncurrent assets:
Property and equipment, net	14,057	12,805
Goodwill	206,337	206,308
Intangible assets, net	133,287	132,616
Other long-term assets	756	781
Total Assets	$583,694	$475,341
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	2,918	3,967
Accrued liabilities	10,419	10,435
Accrued revenue share	8,351	7,535
Income taxes payable	744	—
Other current liabilities	2,985	3,071
Total current liabilities before client funds obligations	25,417	25,008
Client funds obligations	68,990	78,658
Total current liabilities	$94,407	$103,666
Noncurrent liabilities:
Deferred tax liability, net	14,453	14,618
Long-term debt	219,795	220,152
Tax receivable agreement liability	19,175	19,627
Other long-term liabilities	1,105	1,246
Total liabilities	$348,935	$359,309
Stockholders’ Equity:
Common stock, $0.0001 par value; 500,000,000 authorized; 126,697,492 and 116,697,441 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	12
Additional Paid-in-Capital	247,134	129,453
Accumulated deficit	(12,388)	(13,433)
Total stockholders’ equity	234,759	116,032
Total liabilities and stockholders’ equity	$583,694	$475,341
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019 as recast	54,534,022	$5	$147,268	$(12,909)	$134,364
Net loss	—	—	—	(675)	(675)
Stock based compensation - Class C incentive units	—	—	392	—	392
Balance at March 31, 2020	54,534,022	$5	$147,660	$(13,584)	$134,081

Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock based compensation - Class C incentive units	—	—	259	—	259
Stock based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,388)	$234,759
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,045	$(675)
Depreciation & amortization expense	7,032	5,996
Loss on disposal of property and equipment	—	98
Deferred taxes	(164)	952
Bad debt expense	226	441
Stock based compensation	710	392
Gain on tax receivable agreement liability	(452)	—
Amortization of debt issuance costs	259	274
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(4,792)	(2,919)
Prepaid expenses	(549)	(886)
Other current assets	(179)	234
Trade payables	(1,050)	(1,076)
Accrued liabilities	(16)	(3,980)
Accrued revenue share	816	192
Income tax payable/receivable, net	745	(1,873)
Other current liabilities	(86)	(149)
Movements in cash held on behalf of customers, net	(594)	452
Other long-term liabilities	31	(38)
Net cash provided by (used in) operating activities	$2,982	$(2,565)

Cash flows from investing activities:
Purchases of property and equipment	(2,290)	(963)
Purchases of customer lists	(6,865)	(85)
Net cash (used in) investing activities	$(9,155)	$(1,048)

Cash flows from financing activities:
Payments on long-term debt	(591)	(591)
Borrowings under Credit Facility	—	25,000
Distribution to Ultra	—	(555)
Proceeds from equity offering	116,970	—
Net cash provided by financing activities	$116,379	$23,854

Effect of foreign currency exchange rates on cash and cash equivalents	1	—
Net change in cash and cash equivalents	110,207	20,241
Cash and cash equivalents, beginning of period	23,617	25,957
Cash and cash equivalents, end of period	$133,824	$46,198

Supplemental disclosures:
Cash interest paid	$3,727	$4,318
Cash taxes paid, including estimated payments	$—	$3
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands, unless otherwise noted)
1.Organization, basis of presentation and summary of accounting policies
Organization

Paya Holdings, Inc., a Delaware corporation, conducts operations through its wholly-owned subsidiaries. These operating subsidiaries are comprised of Paya, Inc., Paya EFT, Inc., Stewardship Technology, Inc., First Mobile Trust, LLC, and The Payment Group, LLC.

On October 16, 2020, we consummated the business combination (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger, dated as of August 3, 2020 (“Merger Agreement”), by and among Paya Holdings Inc. (f/k/a FinTech Acquisition Corp. III Parent Corp.) (“we,” “us,” “Paya” or the “Company”), FinTech Acquisition Corp. III (“FinTech”), FinTech III Merger Sub Corp. (“Merger Sub”), GTCR-Ultra Holdings, LLC (“Ultra”), GTCR-Ultra Holdings II, LLC (n/k/a Paya Holdings II, LLC, “Holdings”), GTCR/Ultra Blocker, Inc. and GTCR Fund XI/C LP ("Fund"). See Note 3, Business combination for more information.

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

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under accounting principles generally accepted in the United States of America (“U.S. GAAP”), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC.

In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim period are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.
Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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
Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to allowance for doubtful accounts, income taxes, tax receivable agreement liability, and impairment of intangibles and long-lived assets. The Company periodically evaluates the methodologies employed in making its estimates.
Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for doubtful accounts. The Company estimates an allowance for doubtful accounts related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses historical write-off data to estimate losses incurred relating to uncollectible accounts. The allowance for doubtful accounts was $1.3 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively.
Prepaid expenses

Prepaid expenses primarily consist of prepaid insurance, rent and supplier invoices.
Other current assets

Other current assets primarily consist of current deferred tax assets, current deferred debt issuance costs for the revolving credit facility (the “Revolver”), other receivables and equipment inventory.

Funds held for clients and client funds obligation

Funds held for clients and client funds obligations result from the Company’s processing services and associated settlement activities, including settlement of payment transactions. Funds held for clients are generated principally from merchant services transactions and are comprised of both settlements’ receivable and cash as of period end. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks. The Company records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. Differences in the funds held for clients and client funds obligation are due to timing differences between when transactions are settled and when payment instruments are presented for settlement and are considered to be immaterial. The changes in settlement assets and obligations are presented on a net basis within operating activities in the condensed consolidated statements of cash flows.
Property and equipment, net

Property and equipment, is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. These lives are 3 years for computers and equipment, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Also, the Company capitalizes software development costs and website development costs incurred in accordance with ASC 350-40, Internal Use Software. The useful lives are 3 to 5 years for internal-use software. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the condensed consolidated statements of income and other comprehensive income.
Impairment of long-lived assets

The Company evaluates the recoverability of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. There was no impairment of long-lived assets recognized in any period presented in the condensed consolidated financial statements.
Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill annually for impairment as of September 30 of each year, and at interim periods upon a potential indication of impairment, using a qualitative approach. The Company tests goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting units is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. The loss recognized cannot exceed the carrying amount of the goodwill. There was no goodwill impairment recognized in any period presented in the condensed consolidated financial statements.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the net book value may not be recoverable. There were no indicators of impairment identified nor was impairment recognized in intangible assets in any period presented in the condensed consolidated financial statements.
Long-term debt and issuance costs

Eligible debt issuance costs associated with the Company's credit facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's term debt are presented on the Company's condensed consolidated balance sheets as a direct reduction in the carrying value of the associated debt liability.
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
Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, stock based compensation expense, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense.
Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, mainly including customer relationships, internal-use software, customer lists, trade names and to a lesser extent depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the condensed consolidated statements of income and other comprehensive income. Customer lists are amortized over a period of 5-15 years depending on the intangible, developed technology 3-5 years, and trade names over 25 years.
Derivative financial instruments

The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedging. ASC 815 establishes accounting and reporting standards for derivative instruments requiring the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value.

The Company records its derivative instruments as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Changes in fair value are recognized in earnings in the affected period.

The Company uses an interest rate cap contract to manage risk from fluctuations in interest rates on its Term Loan credit agreement. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreement without exchange of the underlying principal amount. The interest rate cap is not designated as a hedging instrument. Changes in the fair value of the interest rate cap are recorded through other income (expense) in the condensed consolidated statement of income and other comprehensive income, other current assets and other current liabilities on the condensed consolidated balance sheet, and in changes in other current assets in the combined statement of cash flows.
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
Fair-Value Measurements

ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

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
Recently Issued Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial

Reporting which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the effect of ASU 2020-04 on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effect of ASU 2019-12 on our condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model in Accounting Standards Codification (“ASC”) 815 to better portray the economic results of an entity’s risk management activities in its financial statements and simplifies the application of hedge accounting in certain situations. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. The amendments of this ASU are effective for reporting periods beginning after December 15, 2022. Early adoption of this ASU is permitted for interim and annual impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU presents a new methodology for calculating credit losses on financial instruments (e.g. trade receivables) based on expected credit losses and expands the types of information companies must use when calculating expected losses. This ASU is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. In June 2020, the FASB issued ASU 2020-05 which delayed the effective date of ASC 842. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company plans to adopt this ASU on January 1, 2022 and does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

2. Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”). The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three months ended March 31, 2021 and 2020, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $104,519 and $101,041 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company generates its revenue from two segments which are Integrated Solutions and Payment Services and are defined below:

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended March 31,
	2021	2020
Revenue from contracts with customers
Transaction based revenue	$30,178	$26,562
Service based fee revenue	2,646	2,765
Equipment revenue	67	62
Total revenue	$32,891	$29,389

	Payment Services
	Three Months Ended March 31,
	2021	2020
Revenue from contracts with customers
Transaction based revenue	$18,052	$15,747
Service based fee revenue	4,293	3,972
Equipment revenue	19	31
Total revenue	$22,364	$19,750
3. Business combination & acquisitions

Business combination transaction overview

On October 16, 2020, FinTech consummated the Business Combination pursuant to the terms of the Merger Agreement and acquired all of the issued and outstanding equity interests in Paya. As of March 31, 2021, there have been no material changes outside the ordinary course of business related to the Business Combination from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.
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

As of March 31, 2021, there have been no material changes outside the ordinary course of business related to the TPG acquisition from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020, other than those resulting from changes in goodwill as discussed below, as the measurement period remains open, primarily due to continued refinement of intangibles valuation. In the three months ended March 31, 2021, the Company made measurement period adjustments totaling $29 to increase goodwill to reflect facts and circumstances in existence as of the effective date of the acquisition.
4. Property and equipment, net
Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Computers and equipment	$7,635	$7,134
Internal-use software	12,430	10,708
Office equipment	141	130
Furniture and fixtures	1,320	1,320
Leasehold improvements	1,360	1,353
Other equipment	26	26
Total property and equipment	22,912	20,671
Less: accumulated depreciation	(8,855)	(7,866)
Total property and equipment, net	$14,057	$12,805

Depreciation and amortization expense, including depreciation of assets under capital leases and internal-use software, totaled $1,038 and $980 for the three months ended March 31, 2021 and 2020, respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the condensed consolidated financial statements was $206,337 and $206,308 as of March 31, 2021 and December 31, 2020, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the three months ended March 31, 2021:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2020	$152,408	$53,900	$206,308
Measurement period adjustment (Note 3)	29	—	29
Balance at March 31, 2020	$152,437	$53,900	$206,337
Intangible assets other than goodwill at March 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at March 31, 2021	Accumulated Amortization	Net Carrying Value as of March 31, 2021
Customer Relationships	10.4	5-15 years	$173,823	$(55,010)	$118,813
Developed Technology	4.3	3-5 years	25,520	(14,854)	10,666
Trade name	25.0	25 years	4,190	(382)	3,808
	8.0		$203,533	$(70,246)	$133,287
Intangible assets other than goodwill at December 31, 2020 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2020	Accumulated Amortization	Net Carrying Value as of December 31, 2020
Customer Relationships	10.4	5-15 years	$167,158	$(50,477)	$116,681
Developed Technology	4.2	3-5 years	25,520	(13,435)	12,085
Trade name	25.0	25 years	4,190	(340)	3,850
	8.6		$196,868	$(64,252)	$132,616
Amortization expense totaled $5,994 and $5,016 for the three months ended March 31, 2021 and 2020, respectively.
The following table shows the expected future amortization expense for intangible assets at March 31, 2021:

Expected Future Amortization Expense
2021 - remaining	$17,213
2022	21,363
2023	21,161
2024	19,541
2025	18,585
Thereafter	35,424
Total expected future amortization expense	$133,287

6. Long-term debt
The Company’s long-term debt consisted of the following for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Term loan credit agreement	$228,086	$228,677
Debt issuance costs, net	(5,927)	(6,161)
Total debt	222,159	222,516
Less: current portion of debt	(2,364)	(2,364)
Total long-term debt	$219,795	$220,152

In August 2017, Paya Inc. entered into a credit agreement providing for a term loan facility (the “Term Loan”), a revolving credit facility (the “Revolver”) and a delayed term loan that was not utilized. In December 2018, the Company amended the credit agreement and Paya Holdings III, LLC (f/k/a GTCR-Ultra Holdings III, LLC), a wholly-owned subsidiary of the Company, assumed all of Paya Inc.’s right and obligations as “Borrower” under the credit agreement and related documents. The credit agreement currently provides for a $235,500 Term Loan and a $25,000 Revolver and is secured by substantially all of the assets of Paya Holdings II, LLC (f/k/a GTCR-Ultra Holdings II, LLC), the parent of the Borrower, and its subsidiaries. In July 2020, the Company amended the credit agreement to perform the Business Combination, and among other things, extend the maturity of the Revolver to July 24, 2025 and the maturity of the Term Loan to August 1, 2027.

There were no borrowings outstanding under the Revolver as of March 31, 2021 and December 31, 2020, respectively.

The net leverage ratio is the ratio of the Company’s secured indebtedness to the condensed consolidated adjusted EBITDA. The maximum ratio permitted by the financial covenant in the credit agreement is 7.25x as of March 31, 2021.

The current portion of debt was included within other current liabilities on the condensed consolidated balance sheet.

The Company had $5,927 and $6,161 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $432 and $457 of unamortized costs associated with the Revolver as of March 31, 2021 and December 31, 2020, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the condensed consolidated statement of income and other comprehensive income.

The interest rate for the Revolver and the Term Loan was originally set at LIBOR (with a floor of 1.00%) plus a margin of 6.00% on July 1, 2017. In July 2018, the interest rate was reduced to LIBOR (with a floor of 1.00%) plus a margin of 5.25% and remained unchanged at March 31, 2021. Interest expense related to long-term debt totaled $3,573 and $4,096 for the three months ending March 31, 2021 and 2020, respectively. Unused Revolver borrowings incur administrative agent fees at a rate of 0.50% per annum on the daily average of the unused amount and are recorded in interest expense. Total interest expense was $4,043 and $4,645 for the three months ended March 31, 2021 and 2020, respectively. This included the long-term debt interest expense of $3,573 and $4,096 for the three months ended March 31, 2021 and 2020, and amortization of debt issuance costs of $259 and $274 for the three months ended March 31, 2021 and 2020, respectively.
Principal payments on the Term Loan of $591 were paid quarterly for the three months ended March 31, 2021 and 2020. Annual principal payments on the Term Loan for the remainder of 2021 and the following years is as follows:

Future Principal Payments
2021 - remaining	$1,773
2022	2,364
2023	2,364
2024	2,364
2025	2,364
Thereafter	216,857
Total future principal payments	$228,086
7. Derivatives

The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan credit agreement. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other long-term assets on the condensed consolidated balance sheet. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. The fair value of the interest rate cap agreement was $108 at March 31, 2021. The Company recognized $(41) in other income (expense) for the three months ended March 31, 2021.
8. Equity
Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 126,697,492 shares of common stock outstanding at March 31, 2021, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed certain thresholds. In addition, should our share price exceed a series of trading price thresholds, the Company may issue up to an additional 14,018,188 shares of common stock, for total contingently issuable shares of 19,700,000.

On March 17, 2021, the Company priced an offering of 20,000,000 shares of its common stock, $0.0001 par value per share. The Company and the selling stockholder each agreed to sell 10,000,000 shares of common stock to the underwriters at a price of $12.25 per share. The offering closed and the shares were delivered on March 22, 2021. As a result of the offering, the Company received cash proceeds of $122,500, net of transaction costs of $5,530.

Paya Holdings Inc. Omnibus Incentive Plan

On December 22, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which allows for issuance of up to 8,800,000 shares of its common stock. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized

$451 and $0 of share-based compensation for the three months ended March 31, 2021 and 2020, respectively. in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of March 31, 2021, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

A summary of RSUs activity under the Omnibus Incentive Plan is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term
December 31, 2020 balance	230,000	$13.73	3.4 years
Granted	104,090	$13.87	1.4 years
March 31, 2021 balance	334,090	$13.77	2.8 years

On December 22, 2020, the Company granted 185,000 stock options under the Omnibus Incentive Plan. These options generally vest in five annual installments, starting on the first anniversary of the grant date and have ten-year contractual terms. The grant date fair value of the stock options was $0.8 million based on the use of the Black-Scholes option pricing model with the following assumptions: expected term of 6.5 years; risk-free interest rate of 0.57%; expected volatility of 29.9%; dividend yield of 0%; and fair value at the grant date and weighted-average strike price of $13.73. No additional stock options were granted in the three months ended March 31, 2021.

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

Class C Incentive Units

Ultra provides Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2019 to March 31, 2020 and December 31, 2020 to March 31, 2021 is as follows:

Total Units
December 31, 2019 balance	43,451,157
Granted	409,181
Forfeited	—
March 31, 2020 balance	43,860,338

December 31, 2020 balance	42,881,437
Granted	—
Forfeited	—
March 31, 2021 balance	42,881,437
As of March 31, 2021, 20,357,438 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

There were 42,881,437 and 42,881,437 Class C Incentive Units issued as of March 31, 2021 and December 31, 2020, respectively. Of these units issued as of March 31, 2021, 42,583,141 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,296 units were time vesting units within a one-year vesting period. Of these units issued as of December 31, 2020, 42,583,437 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,000 units were time vesting units with a one-year vesting period.

The Company recognized $259 and $392 of share-based compensation related to the Class C Incentive Units, for the three months ended March 31, 2021 and 2020, respectively, in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. To determine the fair value of units issued in 2020, Ultra estimated its enterprise value (“EV”) and evaluated the value of units based on the distribution waterfall outlined below.

To determine the fair value of units issued in early 2020, Ultra used a third-party valuation firm to calculate an EV of $574,000 as determined by discounted cash flow, guideline public company, and merger and acquisition valuation methodologies. Ultra used the aggregate implied equity value based on capital contributions and a Black-Scholes Option Pricing Model utilizing certain assumptions, such as the risk-free interest rate and equity volatility, to determine total equity value. A risk-free interest rate of 0.3% was utilized with a 5-year term. Volatility of 60.0% was utilized based on comparable companies publicly traded common stock prices and the capital structure of Ultra. A weighted average cost of capital of 12.0% was used in the discounted cash flow analysis. Multiples of 13.0x EV/Last twelve months (“LTM”) earnings before interest taxes depreciation and amortization (“EBITDA”) and 12.5x EV/2019 EBITDA and 10.5x EV / 2020 EBITDA were utilized in the guideline public company analysis. Multiples of 13.0x EV/LTM EBITDA and 12.5x EV/Next twelve months EBITDA were utilized in the merger and acquisition analysis.

Warrants

The Company currently has 17,714,949 warrants outstanding as of March 31, 2021. Each warrant entitles the registered holder to purchase one whole share of the Company's common stock at a price of $11.50 per share. The warrants will expire on October 16, 2025 or earlier upon redemption or liquidation.

Earnings per Share

Earnings per share has been computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the respective period. Diluted earnings per share reflect the assumed exercise, settlement, and vesting of all dilutive securities, except when the effect is anti-dilutive. Diluted earnings per share is calculated as the weighted-average number of common shares outstanding, including the dilutive impact of the Company’s stock option grants, RSU’s and warrants as determined per the treasury stock method. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock awards.

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$1,045	$(675)
Denominator:
Weighted average common shares	117,808,563	54,534,022
Add effect of dilutive securities:
RSUs	6,624	—
Warrants	1,727,098	—
Weighted average common shares assuming dilution	119,542,285	54,534,022
Earnings per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	50,000	—
Stock options - granted	185,000	—
Earnout shares	19,700,000	—
Total anti-dilutive shares	19,935,000	—
9. Income taxes
The Company’s effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 49.26% and 57.72%, respectively. The Company recorded income tax expense of $576 and an income tax benefit of $922 for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in income tax expense was primarily attributable to an increase in pre-tax income and transaction costs anticipated to be non-deductible for tax purposes. The difference in the Company’s effective income tax rate for the three months ended March 31, 2021 and its federal statutory tax rate of 21% is primarily related to transaction costs anticipated to be non-deductible for tax purposes and state and local income taxes.
During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $740 and $(1,874) of current tax payable related to income tax expense.
ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $9,493 and $9,459 against these assets as of March 31, 2021, and December 31, 2020, respectively.
There are no material uncertain tax positions as of March 31, 2021.
10. Fair Value

The Company makes recurring fair value measurements for derivative instruments. Refer to Note 7. Derivatives for additional information.

There were no transfers into or out of Level 3 during the three months ended March 31, 2021 or the year ended December 31, 2020.

Other financial instruments not measured at fair value on the Company’s condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated carrying values reasonably approximate their fair value as reported on the condensed consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value.
11. Commitments and contingencies
Operating leases

The Company leases certain property and equipment for various periods under noncancellable operating leases. The Company’s future minimum lease payments under such agreements at March 31, 2021 were approximately:

Year ending December 31,	(In thousands)
2021 - remaining	$974
2022	1,294
2023	1,271
2024	1,004
2025	899
Thereafter	609
Total	$6,051
Rental expense was $412 and $400 for the three months ended March 31, 2021 and March 31, 2020, respectively.
Liabilities under Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of March 31, 2021 and December 31, 2020, the Company recognized $19,175 and $19,627 of liabilities, respectively, relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit. The total potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $31,849. Any changes in the value of the TRA liability are recorded in other income (expense) on the condensed consolidated statements of income and other comprehensive income.
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
12. Related party transactions
Related party transactions – Antares

Antares is an investor in GTCR and lender of the Company’s credit agreement. As such, Antares is considered a related party. The Company recorded interest expense of $3,573 and $4,096 in expense on the condensed consolidated statement of income and other comprehensive income for the three months ended March 31, 2021 and March 31, 2020, respectively. The outstanding balance of debt at March 31, 2021 and December 31, 2020 respectively recorded on the condensed consolidated balance sheet was $222,159 and $222,516, net of debt issuance costs of $5,927 and $6,161.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $243 and $232 in the three months ended March 31, 2021 and 2020, respectively.
14. Segments

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

The following table presents total revenues and segment gross profit, excluding depreciation and amortization, for each reportable segment and includes a reconciliation of segment gross profit to total U.S. GAAP operating profit, excluding depreciation and amortization, by including certain corporate-level expenses.

	Three Months Ended March 31,
	2021	2020
Integrated Solutions	$32,891	$29,389
Payment Services	22,364	19,750
Total Revenue	55,255	49,139
Integrated Solutions gross profit	18,200	15,484
Payment Services gross profit	10,918	9,157
Total segment gross profit	29,118	24,641
Selling, general & administrative expenses	(16,914)	(15,580)
Depreciation and amortization	(7,032)	(5,996)
Interest expense	(4,043)	(4,645)
Other income (expense)	492	(17)
Income (loss) before income taxes	$1,621	$(1,597)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s condensed consolidated revenues for the three months ended March 31, 2021 and 2020, respectively. There were no transactions between reportable operating segments for the three months ended March 31, 2021 and 2020, respectively.
15. Subsequent Events
On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions. The aggregate purchase price paid at closing was $27.5 million, consisting of $20 million in cash and $7.5 million of common stock. In addition, up to $5 million may become payable, subject to the achievement of certain future performance metrics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Paya Holdings Inc. and is intended to help the reader understand Paya Holdings Inc., our operations and our present business environment. This discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes to those statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q. References to “we,” “us,” “our”, “Paya”, “Paya Holdings”, or “the Company” refer to Paya Holdings Inc. and its consolidated subsidiaries.
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
Recent Developments

On March 17, 2021, the Company priced an offering of 20 million shares of its common stock, $0.0001 par value per share pursuant to the Underwriting Agreement, by and among the Company, the selling stockholder named therein (the “Selling Stockholder”) and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters listed on Schedule II thereto (the “Underwriters”). The Company and the Selling Stockholder each agreed to sell 10 million shares of Common Stock to the Underwriters at a price of $12.25 per share. The offering closed and the shares were delivered on March 22, 2021. As a result of the offering, the Company received cash proceeds of $122.5 million, net of transaction costs of $5.5 million.
Impact of the COVID-19 Pandemic

The COVID-19 pandemic and subsequent shelter-in-place and social distancing policies, as well as the broader economic decline, had a material impact on our business in 2020 and in the first quarter of 2021. Many of our customers experienced a decline in transaction volumes from pre COVID-19 levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. This was evident by stable or growing volumes in our B2B Goods & Services, Government & Utilities, and Non-Profit verticals. Lastly, we benefited from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.

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

While our business has been impacted by the COVID-19 pandemic, we have demonstrated resilience due to our portfolio of attractive, less-cyclical end markets. The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2021 remains uncertain. While we have not seen a meaningful degradation in new customer enrollment or an increase in existing customer attrition as a result of COVID-19, it is possible that those business trends change if economic hardship across the country forces new or additional business closures or other detrimental actions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity.

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

•Pursuit and integration of strategic acquisitions. We look to opportunistically make strategic acquisitions to enhance our scale, expand into new verticals, add product capabilities, and embed payments in vertical software. These acquisitions are intended to increase the long-term growth of the business, while helping us achieve greater scale, but may increase operating expenses in the short-term until full synergies are realized. During October 2020, we completed the previously announced acquisition of The Payment Group (“TPG”). We plan to integrate TPG’s online billing and software applications into Paya Connect. We expect that this acquisition will enhance our suite of integration tools, as well as the commerce solutions Paya Connect is able to provide to Paya’s partners and their clients.

•Economic conditions. Changes in macro-level consumer spending trends, including those related to COVID-19, could affect the amount of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended March 31, 2021 compared to the three months ended March 31, 2020;
Key Components of Revenue and Expenses

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.
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
Selling general & administrative

Selling, general and administrative expenses consist primarily of salaries, stock based compensation expense, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense.
Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, including customer relationships, internal-use software, acquired customer lists, trade names, and to a lesser extent, depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the condensed consolidated statements of income and other comprehensive income. Customer lists are amortized over a period of 5-15 years depending on the intangible, developed technology 3-5 years, and trade names over 25 years.
Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

(in millions)	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Revenue	$55.3	$49.1	$6.2	12.4%
Cost of services exclusive of depreciation and amortization	(26.1)	(24.5)	(1.6)	(6.7%)
Selling, general & administrative expenses	(17.0)	(15.5)	(1.5)	(8.6%)
Depreciation and amortization	(7.0)	(6.0)	(1.0)	(17.3%)
Income from operations	5.2	3.1	2.1	68.7%
Other income (expense)
Interest expense	(4.0)	(4.6)	0.6	13.0%
Other income (expense)	0.4	—	0.4	2994.1%
Total other expense	(3.6)	(4.6)	1.0	23.8%

Income (loss) before income taxes	1.6	(1.5)	3.1	201.5%
Income tax benefit (expense)	(0.6)	0.9	(1.5)	(162.5%)
Net income (loss)	$1.0	$(0.6)	$1.6	254.8%
Revenue
Total revenue was $55.3 for the three months ended March 31, 2021 as compared to total revenue of $49.1 for the three months ended March 31, 2020. The increase of $6.2, or 12.4%, was driven by a $3.5 or 11.9% increase in Integrated Solutions and $2.7 or 13.2% increase in Payment Services for the three months ended March 31, 2021.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $1.6, or 6.7%, to $26.1 for the three months ended March 31, 2021 from $24.5 for the three months ended March 31, 2020. The increase was driven by higher processing costs in Integrated Solutions and higher revenue share in Payment Services.
Selling, general & administrative
Selling, general, & administrative expenses increased by $1.5, or 8.6%, to $17.0 for the three months ended March 31, 2021 from $15.6 for the three months ended March 31, 2020. The increase is primarily due to transaction related expenses of $0.8 and additional public company related costs of $0.9 offset by lower travel costs of $0.3.
Depreciation and amortization
Depreciation and amortization increased by $1.0, or 17.3%, to $7.0 for the three months ended March 31, 2021 as compared to $6.0 for the three months ended March 31, 2020. The increase is primarily due to $0.6 in customer list amortization from additional customer list acquisitions in the three months ended March 31, 2021, $0.3 in technology amortization from the The Payment Group acquisition, and $0.3 in internal-use software amortization. This was offset by a decrease in depreciation expense of $0.2 in the three months ended March 31, 2021.
Interest Expense
Interest expense decreased by $0.6, or 13.0%, to $4.0 for the three months ended March 31, 2021 from $4.6 for the three months ended March 31, 2020, primarily due to lower LIBOR based interest rates on the Revolver and Term Loan credit facilities.
Other Income

Other income increased to $0.4 for the three months ended March 31, 2021 primarily due to the gain on the value of the Tax Receivable Agreement liability.
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
Revenue

We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues are primarily dollar volume, basis point spread earned, and number of transactions processed in a given period.
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three months ended March 31, 2021 and March 31, 2020 are shown in the table below:

	Three Months Ended March 31,		Change
(in millions)	2021	2020	Amount	%
Payment volume	$9,462.3	$7,624.5	1,837.8	24.1%
The increase in volume for the three months ended March 31, 2021 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.
Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents earnings before interest and other expense, income taxes, depreciation, and amortization, or EBITDA, and further adjustments to EBITDA to exclude certain non-cash items and other non-recurring items that we believe are not indicative of ongoing operations to come to Adjusted EBITDA.

We disclose EBITDA, Adjusted EBITDA, and Adjusted Net Income (as defined below) in this report because these non-GAAP measures are key measures used by us to evaluate our business, measure our operating performance and make strategic decisions. We believe EBITDA, Adjusted EBITDA, and Adjusted Net Income are useful for investors and others in understanding and evaluating our results of operations in the same manner as we do. However, EBITDA, Adjusted EBITDA, and Adjusted Net Income are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted Net Income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA, Adjusted

EBITDA, and Adjusted Net Income alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for each of the periods indicated:
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (loss)	$1.0	$(0.6)
Depreciation & amortization	7.0	6.0
Tax expense (benefit)	0.6	(0.9)
Interest and other expense	3.6	4.6
EBITDA	12.2	9.1

Transaction-related expenses(a)	0.8	—
Stock based compensation(b)	0.7	0.4
Restructuring costs(c)	0.2	0.6
Discontinued service costs(d)	0.2	—
Management fees and expenses(e)	—	0.2
Business combination costs(f)	0.3	—
Other costs(g)	0.4	0.3
Total adjustments	2.6	1.5
Adjusted EBITDA	$14.8	$10.6

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
(e)Represents advisory fees that we will not be required to pay going forward. See notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about these related party transactions.
(f)Represents business combination costs.
(g)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and other.
Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization and further adjustments to exclude certain non-cash items and other non-recurring items that management believes are not indicative of ongoing operations to come to Adjusted Net Income.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (loss)	$1.0	$(0.6)
Amortization add back	6.0	5.0
Transaction-related expenses(a)	0.8	—
Stock based compensation(b)	0.7	0.4
Restructuring costs(c)	0.2	0.6
Discontinued service costs(d)	0.2	—
Management fees and expenses(e)	—	0.2
Business combination costs(f)	0.3	—
Other costs(g)	0.4	0.3
Pro forma taxes at effective rate(h)	(0.4)	—
Total adjustments	$8.2	$6.5
Adjusted Net Income	$9.2	$5.9

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
(e)Represents advisory fees that we will not be required to pay going forward. See notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about these related party transactions.
(f)Represents business combination costs.
(g)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and other.
(h)Represents pro forma income tax adjustment effect, at the anticipated blended rate, for all items expected to have a cash tax impact (i.e. items that were not originally recorded through goodwill). Any impact to the valuation allowance assessment for these adjustments has not been considered. The Company has not applied a pro forma tax adjustment in 2020 due to the different ownership structure.
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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Change
(in millions)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$32.9	$29.4	$3.5	11.9%
Segment gross profit(1)	$18.2	$15.5	$2.7	17.5%
Segment gross profit margin	55.3%	52.7%

Payment Services
Segment revenue	$22.4	$19.7	$2.7	13.2%
Segment gross profit(1)	$10.9	$9.1	$1.8	19.2%
Segment gross profit margin	48.8%	46.4%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $32.9 for the three months ended March 31, 2021 as compared to $29.4 for the three months ended March 31, 2020. The increase of $3.5 was primarily driven by government and Integrated Card growth.
Gross profit for the Integrated Solutions segment was $18.2 resulting in a gross profit margin of 55.3% for the three months ended March 31, 2021 as compared to $15.5 with a gross profit margin of 52.7% for the three months ended March 31, 2020. The increase of $2.7 in segment gross profit was primarily driven by revenue growth partially offset by higher processing costs.
Payment Services
Revenue for the Payment Services segment was $22.4 for the three months ended March 31, 2021 as compared to $19.7 for the three months ended March 31, 2020. The increase of $2.7 was primarily driven by ACH growth.
Gross profit for the Payment Services segment was $10.9 resulting in a gross profit margin of 48.8% for the three months ended March 31, 2021 as compared to $9.1 with a gross profit margin of 46.4% for the three months ended March 31, 2020. The increase of $1.8 in segment gross profit was primarily driven by ACH growth.
For a reconciliation of segment gross profit to total U.S. GAAP operating profit, excluding depreciation and amortization, and including certain corporate-level expenses, see notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Overview

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities. We have historically sourced our acquisitions with cash flow from operations, and when needed, with capital infusions from Ultra and borrowings under our credit facilities. As of March 31, 2021, we had $133.8 million of cash and cash equivalents on hand and borrowing capacity of $25.0 million from our Revolver. We believe that our cash on hand and additional availability under the Revolver, combined with cash flows from operations, will enable us to fund our operations and our debt service for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial and industry conditions, including the impact of COVID-19.

On March 17, 2021, the Company priced an offering of 20 million shares of its common stock, $0.0001 par value per share pursuant to the Underwriting Agreement, by and among the Company, the selling stockholder named therein (the “Selling Stockholder”) and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters listed on Schedule II thereto (the “Underwriters”). The Company and the Selling Stockholder each agreed to sell 10 million shares of Common Stock to the Underwriters at a price of $12.25 per share. The offering closed and the shares were delivered on March 22, 2021. As a result of the offering, the Company received cash proceeds of $122.5 million, net of transaction costs of $5.5 million.

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash provided (used) by operating activities	$3.0	$(2.6)
Net cash provided (used) by investing activities	(9.2)	(1.1)
Net cash provided (used) by financing activities	116.4	23.9
Change in cash	$110.2	$20.2
Operating Activities
Net cash provided by operating activities increase $5.6 to $3.0 for the three months ended March 31, 2021 compared to $2.6 used by operating activities for the three months ended March 31, 2020. The increase in net cash provided by operating activities was primarily due to higher volume and EBITDA in the three months ended March 31, 2021.
Investing Activities
Net cash used in investing activities increased $8.1 to $9.2 in the three months ended March 31, 2021 from $1.1 in the three months ended March 31, 2021. The increase in cash used by investing activities was primarily driven by an increase in purchases of customers lists of $6.8 in the three months ended March 31, 2021. In addition, we used $2.3 for capital expenditures and capitalization of internal use software in the three months ended March 31, 2021 compared to $1.0 in the three months ended March 31, 2020.
Financing Activities

Net cash used in financing activities increased $92.5 to $116.4 for the three months ended March 31, 2021 from $23.9 for the three months ended March 31, 2020. The increase in cash used in financing activities was primarily due to proceeds from the Equity Offering of $117.0 in the three months ended March 31, 2021 offset by a decrease in borrowings under the Credit Facility from the three months ended March 31, 2020.
Indebtedness

In August 2017, Paya Inc. entered into a credit agreement providing for a term loan facility (the “Term Loan”), a revolving credit facility (the “Revolver”) and a delayed term loan that was not utilized. In December 2018, the Company amended the credit agreement and Paya Holdings III, LLC (f/k/a GTCR-Ultra Holdings III, LLC), a wholly-owned subsidiary of the Company, assumed all of Paya Inc.’s right and obligations as “Borrower” under the credit agreement and related documents. The credit agreement currently provides for a $235.5 million Term Loan and a $25.0 million Revolver and is secured by substantially all of the assets of Paya Holdings II, LLC (f/k/a GTCR-Ultra Holdings II, LLC), the parent of the Borrower, and its subsidiaries. In July 2020, the Company amended the credit agreement to perform the Business Combination, and among other things, extend the maturity of the Revolver to July 24, 2025 and the maturity of the Term Loan to August 1, 2027.

The Company makes quarterly amortization payments on the Term Loan. As of March 31, 2021, $228.1 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

The Company’s senior secured first lien net leverage ratio, calculated pursuant to the definitions in the Credit Agreement, was 3.15x on March 31, 2021. The maximum ratio permitted by the financial covenant in the Credit Agreement is 7.25x as of March 31, 2021.
Contractual Obligations

Other than changes which occur in the ordinary course of business, as of March 31, 2021, there were no significant changes to the contractual obligations reported at December 31, 2020 in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

During the periods presented, we did not engage in any off-balance sheet financing activities other than those reflected in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. For a discussion of the significant accounting policies and estimates that we use in the preparation of our audited and unaudited condensed consolidated financial statements, refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within its control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated.

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

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the condensed consolidated statement of income and other comprehensive income.
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
Principles of Consolidation

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q for a discussion of principles of consolidation.
Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. In February 2021, the Company entered into a interest rate cap agreement with a notional amount of $171.5 million, with an effective date of March 31, 2021, expiring on March 31, 2023. Refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q for more information.

We may incur additional borrowings, under our Revolver or otherwise, from time to time for general corporate purposes, including working capital and capital expenditures.
Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

On May 5, 2021, for purposes of succession planning and with the knowledge and endorsement of the Company’s Board of Directors and the Compensation Committee, GTCR-Ultra Holdings, LLC (“Ultra”) and Mr. Jeffrey Hack agreed to modify the vesting terms of the outstanding Class C Units of Ultra (the “Incentive Units”) previously granted to Mr. Hack.

As previously agreed, upon termination of employment (other than for cause or resignation without good reason), 20% of Mr. Hack’s unvested Incentive Units, if any, would vest and any remaining unvested Incentive Units would be immediately forfeited without consideration. As modified, in the event of a succession, any remaining unvested Incentive Units that would have been immediately forfeited are instead treated as follows (i) on the day following the date that a new chief executive officer commences employment as such (the “Change Date”), 50% of such unvested Incentive Units, if any, will vest, and (ii) on the date that is six months following the Change Date, all of Mr. Hack’s remaining unvested Incentive Units, if any, will vest; in each case, subject to Mr. Hack’s cooperation and support with the succession process in good faith.

Item 6. Exhibits

Exhibit No.	Description
10.1
Credit Agreement, dated as of August 1, 2017, among GTCR-Ultra Intermediate Holdings, Inc., which was succeeded by Paya Holdings II, LLC, as Holdings; Paya, Inc., which was succeeded by Paya Holdings III, LLC, as Borrower; the subsidiaries party thereto from time to time; the lenders party thereto from time to time; and the administrative agent and collateral agent party thereto.

10.2	Amendment No. 1 to Credit Agreement, dated as of July 13, 2018
10.3	Amendment No. 2 to Credit Agreement, dated as of November 1, 2018
10.4	Amendment No. 3 to Credit Agreement, dated as of December 20, 2018, including Annex A thereto, which is a restatement of the Credit Agreement through Amendment No. 3
10.5	Amendment No. 4 to Credit Agreement, dated as of July 24, 2020
10.6	Amendment No. 5 to Credit Agreement, dated as of October 7, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
1010.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
-----------------
* The certifications furnished in Exhibit 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer