Form 10-Q
period 2021-06-30
Paya Holdings Inc.
filed 2021-08-06
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(800) 261-0240
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	PAYA	The Nasdaq Capital Market
Warrants to purchase common stock	PAYAW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 127,380,384 shares of Common Stock, par value $0.001 per share, issued and outstanding as of August 5, 2021.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
June 30, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company. Specifically, forward-looking statements may include statements relating to:

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
•any failure of our management information systems and data security;
•our ability to meet our debt service requirements and obligations;
•changes in the payment processing market in which Paya competes;
•changes in the vertical markets that Paya targets;
•Paya’s relationships within the payment ecosystem;
•Paya’s growth strategies;
•changes in accounting policies applicable to Paya;
•the development and maintenance of effective internal controls; and

•other risks and uncertainties discussed in the section titled “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report, and those set forth in Part I, Item 1A of our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

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

Part I
Item 1. Unaudited Condensed Consolidated Financial Statements
Paya Holdings Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$63,984	$51,087	$119,239	$100,226
Cost of services exclusive of depreciation and amortization	(30,199)	(24,911)	(56,336)	(49,409)
Selling, general & administrative expenses	(20,846)	(14,005)	(37,760)	(29,585)
Depreciation and amortization	(7,519)	(6,011)	(14,551)	(12,007)
Income from operations	5,420	6,160	10,592	9,225
Other income (expense)
Interest expense	(3,822)	(4,694)	(7,865)	(9,339)
Other income (expense)	(8,467)	12	(7,975)	(5)
Total other expense	(12,289)	(4,682)	(15,840)	(9,344)
Income (loss) before income taxes	(6,869)	1,478	(5,248)	(119)
Income tax (expense) benefit	3,715	(853)	3,139	69
Net income (loss)	$(3,154)	$625	$(2,109)	$(50)

Weighted average shares outstanding of common stock	127,213,455	54,534,022	122,511,009	54,534,022
Basic net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00
Diluted net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.00
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Balance Sheets
(In thousands except share data) (Unaudited)
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$135,573	$23,617
Trade receivables, net	24,174	17,493
Prepaid expenses	2,643	2,218
Income taxes receivable	3,545	541
Other current assets	973	457
Total current assets before funds held for clients	166,908	44,326
Funds held for clients	83,497	78,505
Total current assets	$250,405	$122,831
Non-current assets:
Property and equipment, net	14,413	12,805
Goodwill	216,446	206,308
Intangible assets, net	144,682	132,616
Other non-current assets	1,261	781
Total Assets	$627,207	$475,341
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	4,459	3,967
Accrued liabilities	13,319	10,435
Accrued revenue share	9,445	7,535
Other current liabilities	2,692	3,071
Total current liabilities before client funds obligations	29,915	25,008
Client funds obligations	83,194	78,658
Total current liabilities	$113,109	$103,666
Non-current liabilities:
Deferred tax liability, net	11,204	14,618
Long-term debt	242,725	220,152
Tax receivable agreement liability	19,179	19,627
Other non-current liabilities	1,227	1,246
Total liabilities	$387,444	$359,309
Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 127,380,384 and 116,697,441 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	127	12
Additional Paid-in-Capital	255,178	129,453
Accumulated deficit	(15,542)	(13,433)
Total stockholders’ equity	239,763	116,032
Total liabilities and stockholders’ equity	$627,207	$475,341
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share data)
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	54,534,022	$5	$147,268	$(12,909)	$134,364
Net loss	—	—	—	(675)	(675)
Stock based compensation - Class C incentive units	—	—	392	—	392
Balance at March 31, 2020	54,534,022	$5	$147,660	$(13,584)	$134,081
Net loss	—	—	—	625	625
Stock based compensation - Class C incentive units	—	—	276	—	276
Balance at June 30, 2020	54,534,022	$5	$147,936	$(12,959)	$134,982

Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock based compensation - Class C incentive units	—	—	259	—	259
Stock based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,388)	$234,759
Net income	—	—	—	(3,154)	(3,154)
Stock based compensation - Class C incentive units	—	—	74	—	74
Stock based compensation - Common stock	—	—	790	—	790
Equity offering	—	—	(206)	—	(206)
Reclassification - see Note 1	—	113	(113)	—	—
Shares issued for acquisition	682,892	1	7,499	—	7,500
Balance at June 30, 2021	127,380,384	$127	$255,178	$(15,542)	$239,763
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(2,109)	$(50)
Depreciation & amortization expense	14,551	12,007
Deferred taxes	(3,414)	71
Bad debt expense	658	896
Stock based compensation	1,574	668
Change in tax receivable agreement liability	(448)	—
Amortization of debt issuance costs	444	549
Loss on debt extinguishment	6,187	—
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(4,581)	(7,410)
Prepaid expenses	(227)	(304)
Other current assets	3	259
Other non-current assets	(77)	161
Trade payables	(916)	(216)
Accrued liabilities	1,222	(4,600)
Accrued revenue share	1,830	1,157
Income tax payable/receivable, net	(3,004)	(210)
Other current liabilities	57	(154)
Movements in cash held on behalf of customers, net	(876)	445
Other non-current liabilities	8	(60)
Net cash provided by operating activities	$10,882	$3,209
Cash flows from investing activities:
Purchases of property and equipment	(3,669)	(2,384)
Purchases of customer lists	(8,665)	(115)
Acquisition of business, net of cash received	(18,289)	—
Net cash (used in) investing activities	$(30,623)	$(2,499)
Cash flows from financing activities:
Payments on long-term debt	(228,677)	(1,182)
Borrowings under long-term debt	250,000	—
Payment of debt issuance costs	(6,390)	—
Distribution to Ultra	—	(585)
Proceeds from equity offering	116,764	—
Net cash provided by (used in) financing activities	$131,697	$(1,767)

Net change in cash and cash equivalents	111,956	(1,057)
Cash and cash equivalents, beginning of period	23,617	25,957
Cash and cash equivalents, end of period	$135,573	$24,900

Supplemental disclosures:
Cash interest paid	$7,308	$5,789
Cash taxes paid, including estimated payments	$2,958	$69

Non-cash investing activity:
Non-cash stock issuance related to Paragon acquisition	$7,500	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands, unless otherwise noted)
1.Organization, basis of presentation and summary of accounting policies
Organization

Paya Holdings, Inc., a Delaware corporation, conducts operations through its wholly-owned subsidiaries. These operating subsidiaries are comprised of Paya, Inc., Paya EFT, Inc., Stewardship Technology, Inc., First Mobile Trust, LLC, The Payment Group, LLC, and Blue Parasol Group, LLC (Paragon Payment Solutions).

On October 16, 2020, we consummated the business combination (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger, dated as of August 3, 2020 (“Merger Agreement”), by and among Paya Holdings Inc. (f/k/a FinTech Acquisition Corp. III Parent Corp.) (“we,” “us,” “Paya” or the “Company”), FinTech Acquisition Corp. III (“FinTech”), FinTech III Merger Sub Corp., GTCR-Ultra Holdings, LLC (“Ultra”), GTCR-Ultra Holdings II, LLC (n/k/a Paya Holdings II, LLC, “Holdings”), GTCR/Ultra Blocker, Inc. and GTCR Fund XI/C LP. See Note 3, Business combination for more information.

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

The Company is headquartered in Atlanta, Georgia and also has operations in Reston, VA, Fort Walton Beach, FL, Mount Vernon, OH, Miamisburg, OH, Dallas, TX and Tempe, AZ.

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under accounting principles generally accepted in the United States of America (“U.S. GAAP”), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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
Emerging growth company

The Company currently qualifies as an emerging growth company (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ended December 31, 2021. At such time, the Company will be subject to the independent registered public accounting firm attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and will no longer be eligible to take advantage of the extended transition period for adoption of new or revised financial accounting standards under the JOBS Act. However, because the Company will continue to qualify as a smaller reporting company with respect to its Annual Report on Form 10-K for the year ended December 31, 2021, the Company will continue to make use of reduced disclosure obligations regarding executive compensation in such Annual Report and in its proxy statement for the year 2022.
Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to income taxes, tax receivable agreement liability, contingent liability, and impairment of intangibles and long-lived assets. The Company periodically evaluates the methodologies employed in making its estimates.
Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with a maturity of ninety days or less at the time of purchase. The fair value of our cash and cash equivalents approximates carrying value. At times, cash and cash equivalents exceed the amount insured by the Federal Deposit Insurance Corporation. We maintain an immaterial balance of restricted cash for ACH and card processing as required by certain financial institutions.
Concentration of credit risk
Our cash, cash equivalents, trade receivables, funds receivable and customer accounts are potentially subject to concentration of credit risk. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. No individual customers represented more than 10% of the Company’s revenue.
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for doubtful accounts. The Company estimates an allowance for doubtful accounts related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses historical write-off data to estimate losses incurred relating to uncollectible accounts. The allowance for doubtful accounts was $1.4 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively.
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
Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, mainly including customer relationships, internal-use software, customer lists, trade names and to a lesser extent depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the condensed consolidated statements of income and other comprehensive income. Customer lists are amortized over a period of 5-16 years depending on the intangible, developed technology 3-7 years, and trade names over 25 years.
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
Recently Issued Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the effect of ASU 2020-04 on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2021, with early adoption permitted. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, with effect from January 1, 2021 in the annual financial statements. The Company is currently evaluating the effect of ASU 2019-12 on our condensed consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. The amendments of this ASU are effective for reporting periods beginning after December 15, 2022. Early adoption of this ASU is permitted for interim and annual impairment tests performed on testing dates after January 1, 2017. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, with effect from January 1, 2021 in the annual financial statements. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU presents a new methodology for calculating credit losses on financial instruments (e.g. trade receivables) based on expected credit losses and expands the types of information companies must use when calculating expected losses. This ASU is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods, with early adoption permitted. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, presenting the initial application of ASC 326 with effect from January 1, 2021 in the annual financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors and provides new presentation and disclosure requirements for both lessees and lessors. In June 2020, the FASB issued ASU 2020-05 which delayed the effective date of ASC 842. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, presenting the initial application of ASC 842 with effect from January 1, 2021 in the annual financial statements. The Company does not expect the adoption of this ASU to have a significant impact on its condensed consolidated financial statements.

Reclassification

During the three and six months ended June 30, 2021, the Company identified an immaterial error in the par value of its Common stock impacting the balance of Common stock and Additional Paid-in-Capital in the Company’s interim and annual financial statements beginning as of and for the year ended December 31, 2020. The Company corrected the error, which results in an increase of $113 thousand to Common stock and a corresponding decrease to Additional Paid-in-Capital as of June 30, 2021.

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three or six months ended June 30, 2021 and 2020, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $123,244 and $227,762 for the three and six months ended June 30, 2021, respectively. Transaction based revenue was recorded net of interchange fees and assessments of $98,633 and $199,674 for the three and six months ended June 30, 2020, respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers
Transaction based revenue	$37,032	$27,370	$67,225	$53,932
Service based fee revenue	2,486	2,723	5,116	5,488
Equipment revenue	46	34	114	96
Total revenue	$39,564	$30,127	$72,455	$59,516

	Payment Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers
Transaction based revenue	$20,137	$17,131	$38,209	$32,878
Service based fee revenue	4,251	3,815	8,524	7,787
Equipment revenue	32	14	51	45
Total revenue	$24,420	$20,960	$46,784	$40,710
3. Business combination & acquisitions

Business combination transaction overview

On October 16, 2020, FinTech consummated the Business Combination pursuant to the terms of the Merger Agreement and acquired all of the issued and outstanding equity interests in Paya. As of June 30, 2021, there have been no material changes outside the ordinary course of business related to the Business Combination from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.
The Payment Group transaction overview

Paya purchased The Payment Group, LLC ("TPG" or "The Payment Group") on October 1, 2020 for total cash consideration of $22,270, which was accounted for as a business combination as defined by ASC 805. The assets acquired and liabilities assumed are recorded at their respective fair values as of the date of the acquisition with the excess of the purchase price over those fair values recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities required significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, and their related fair values. The fair values were determined considering the income, market and cost approaches. The fair value measurement is based on significant inputs that are not observable in the market and, therefore represents a Level 3 measurement.

As of June 30, 2021, there have been no material changes outside the ordinary course of business related to the TPG acquisition from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020. The measurement period remains open, primarily due to continued refinement of intangibles valuation. In the three months ended March 31, 2021, the Company made measurement period adjustments totaling $29 to increase goodwill to reflect facts and circumstances in existence as of the effective date of the acquisition. There were no measurement period adjustments in the three months ended June 30, 2021.
Paragon Payment Solutions transaction overview
On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions (“Paragon”), which was accounted for as a business combination as defined by ASC 805. The aggregate purchase price paid at closing was $26,624, consisting of $19,124 in cash and $7,500 of common stock. In addition, up to $5,000 may become payable, subject to the achievement of certain future performance metrics. The assets acquired and liabilities assumed are recorded at their respective fair values as of the date of the acquisition with the excess of the purchase price over those fair values recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities required significant judgment, including estimates impacting the determination of estimated lives of tangible and intangible assets, and their related fair values. The fair values were determined considering the income, market and cost approaches. The fair value measurement is based on significant inputs that are not observable in the market and, therefore represents a Level 3 measurement.
Goodwill of $10,109 resulted from the acquisition and is partially deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. The measurement period for goodwill remains open and there have been no measurement period adjustments as of June 30, 2021.

Transaction costs related to the transaction totaled $983 and are recorded in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income for 2021.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company and resulting goodwill at April 23, 2021:

Assets
Current Assets:
Cash and cash equivalents	$835
Trade receivables	2,758
Prepaid expenses	198
Other current assets	346
Funds held for clients	3,846
Total current assets	7,984
Other assets:
Property and equipment	52
Goodwill	10,109
Intangible assets	15,890
Other non-current assets	60
Total assets	$34,095

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	1,513
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	7,324
Total non-current liabilities	147
Total liabilities	7,471

Net assets	$26,624

4. Property and equipment, net
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Computers and equipment	$7,763	$7,134
Internal-use software	13,660	10,708
Office equipment	141	130
Furniture and fixtures	1,357	1,320
Leasehold improvements	1,396	1,353
Other equipment	26	26
Total property and equipment	24,343	20,671
Less: accumulated depreciation	(9,930)	(7,866)
Total property and equipment, net	$14,413	$12,805

Depreciation and amortization expense, including depreciation of assets under capital leases and internal-use software, totaled $1,075 and $2,113 for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense, including depreciation and amortization of assets under capital leases and internal-use software, totaled $990 and $1,970 for the three and six months ended June 30, 2020, respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the condensed consolidated financial statements was $216,446 and $206,308 as of June 30, 2021 and December 31, 2020, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the six months ended June 30, 2021:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2020	$152,408	$53,900	$206,308
Measurement period adjustment (Note 3)	29	—	29
Acquisitions - Paragon purchase accounting	7,030	3,079	10,109
Balance at June 30, 2021	$159,467	$56,979	$216,446
Intangible assets other than goodwill at June 30, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at June 30, 2021	Accumulated Amortization	Net Carrying Value as of June 30, 2021
Customer Relationships	9.4	5-16 years	$178,032	$(59,723)	$118,309
Developed Technology	4.9	3-7 years	35,920	(16,521)	19,399
Trade name	25	25 years	7,420	(446)	6,974
	8.4		$221,372	$(76,690)	$144,682
Intangible assets other than goodwill at December 31, 2020 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2020	Accumulated Amortization	Net Carrying Value as of December 31, 2020
Customer Relationships	10.4	5-15 years	$167,158	$(50,477)	$116,681
Developed Technology	4.2	3-5 years	25,520	(13,435)	12,085
Trade name	25	25 years	4,190	(340)	3,850
	8.6		$196,868	$(64,252)	$132,616
Amortization expense totaled $6,443 and $12,438 for the three and six months ended June 30, 2021, respectively. Amortization expense totaled $5,021 and $10,037 for the three and six months ended June 30, 2020, respectively.
The following table shows the expected future amortization expense for intangible assets at June 30, 2021:

Expected Future Amortization Expense
2021 - remaining	$11,994
2022	23,509
2023	23,306
2024	21,686
2025	20,727
Thereafter	43,460
Total expected future amortization expense	$144,682

6. Long-term debt

On June 25, 2021, Paya Holdings III, LLC, as Parent borrower, Paya, Inc., as borrower (together, the “Borrowers”), and Holdings, each a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and L/C issuer (the “Agent”), and the other lenders and L/C issuers party thereto. The Credit Agreement governs new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $250.0 million senior secured term loan facility (the “Term Loan”) and a $45.0 million senior secured revolving credit facility (the “Revolver”). The Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Revolver.

The proceeds from the Term Loan were used (1) to repay, in full, the outstanding loans under the Credit Agreement, dated as of August 1, 2017, among Holdings, the Borrowers, the financial institutions from time to time party thereto as lenders, and Antares Capital LP, as administrative agent (as amended from time to time, the “Prior Credit Agreement”), permanently terminate all commitments thereunder, release and terminate all liens securing such Prior Credit Agreement, and discharge all guarantees thereunder, (2) to pay certain fees and expenses incurred in connection with the Credit Agreement and the repayment of the Prior Credit Agreement, and (3) for working capital and general corporate purposes (including capital expenditures and acquisitions permitted thereunder). At closing of the Credit Agreement, the Revolver was undrawn.

The Term Loan has a seven-year maturity and the Revolver has a five-year maturity. The Credit Agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the Borrowers’ obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. In addition, the obligations under the Senior Secured Credit Facilities are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Holdings and a security interest in substantially all of the Borrowers’ and the guarantors’ tangible and intangible assets.

At the Borrowers’ option, the Borrowers may request an increase of the commitments under the Revolver or the Term Loan or may add one or more new term loan facilities or revolving credit facilities in an aggregate amount not to exceed the sum of (x) the greater of 61 million and 100% of consolidated EBITDA (as defined in the Credit Agreement) plus (y) unused amounts under the Credit Agreement’s general indebtedness basket, so long as certain conditions, including a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of not more than 4.25 to 1.00 (on a pari passu basis) or 5.00 to 1.00 (on a junior basis), in each case on a pro forma basis, is satisfied.

Borrowings under the Senior Secured Credit Facilities bear interest, equal to (i) an ABR rate equal to the greater of (a) the prime rate announced by the Agent or the highest interest rate published by the Federal Reserve Board as the “bank prime loan” rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.25% (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum), plus 3.25% . The Borrowers are also required to pay an unused commitment fee to the lenders under the Revolver equal to 0.50% with step-downs to 0.375% and 0.250% when the Borrowers’ consolidated first lien net leverage ratio is less than or equal to 3.75 to 1.00 and 3.25 to 1.00, respectively. The Borrowers must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

Commencing December 31, 2021, the Borrowers are required to repay the Term Loan portion of the Senior Secured Credit Facilities in quarterly principal installments equal to 0.25% of the aggregate principal amount outstanding thereunder, with the balance payable at maturity.

The Credit Agreement contains a financial covenant that requires Holdings to maintain at the end of each fiscal quarter, commencing with the quarter ending December 31, 2021, a consolidated first lien net leverage ratio of not more than 6.50 to 1.00 but solely to the extent that the aggregate amount under letters of credit and loans outstanding under the Revolver exceeds 35% of the aggregate amount of all revolving commitments.

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Holdings and its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; and (vi) change their fiscal year. The Credit Agreement contains customary affirmative covenants and events of default.

Net proceeds from the issuance of the Term Loan totaled $243.6 million, which includes a debt discount of $1.3 million and related debt issuance costs of $5.1 million. The debt discount and related debt issuance costs are capitalized and amortized over the life of the agreement. Proceeds used to repay the Prior Credit Agreement totaled $233.8 million, which includes principal payment of $228.1 million, interest payment of $3.4 million and a prepayment penalty of $2.3 million. The prepayment penalty and a write-off of debt issuance costs of $6.2 million are included in other income (expense) in the condensed consolidated statement of income and other comprehensive income.

The Company’s long-term debt consisted of the following for the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Term loan credit agreement(1)	$250,000	$228,677
Debt issuance costs, net	(5,405)	(6,161)
Total debt	244,595	222,516
Less: current portion of debt	(1,870)	(2,364)
Total long-term debt	$242,725	$220,152

(1) Outstanding borrowings as of December 31, 2020 were under the Prior Credit Agreement. Outstanding borrowings as of June 30, 2021 are under the new Credit Agreement.

There were no borrowings outstanding under the Revolver as of June 30, 2021 and December 31, 2020, respectively.

The current portion of debt was included within other current liabilities on the condensed consolidated balance sheet.

The Company had $5,405 and $6,161 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $972 and $457 of unamortized costs associated with the Revolver as of June 30, 2021 and December 31, 2020, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the condensed consolidated statement of income and other comprehensive income.

Total interest expense was $3,822 and $7,865 for the three and six months ended June 30, 2021, respectively. This included the long-term debt interest expense of $3,405 and $6,979 for the three and six months ended June 30, 2021, respectively and amortization of debt issuance costs of $186 and $444 for the three and six months ended June 30, 2021.

Total interest expense was $4,694 and $9,339 for the three and six months ended June 30, 2020, respectively. This included the long-term debt interest expense of $4,241 and $8,337 for the three and six months ended June 30, 2020, and amortization of debt issuance costs of $274 and $549 for the three and six months ended June 30, 2020, respectively.
Annual principal payments on the Term Loan for the remainder of 2021 and the following years is as follows:

Future Principal Payments
2021 - remaining	$625
2022	2,484
2023	2,460
2024	2,435
2025	2,411
Thereafter	239,585
Total future principal payments	$250,000
7. Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its term loan and intends to continue to do so in connection with the new Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other long-term assets on the condensed consolidated balance sheet. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. The fair value of the interest rate cap agreement was $93 at June 30, 2021. The Company recognized $15 and $(26) in other income (expense) for the three months and six months ended June 30, 2021, respectively.
8. Equity
Common Stock

The holders of the Company's common stock, $0.001 par value per share, are entitled to one vote for each share of common stock held. Of the 127,380,384 shares of common stock outstanding at June 30, 2021, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed certain thresholds. In addition, should our share price exceed a series of trading price thresholds, the Company is required to issue up to an additional 14,018,188 shares of common stock, for total contingently issuable shares of 19,700,000.

On March 17, 2021, the Company priced an offering of 20,000,000 shares of its common stock. The Company and the selling stockholder each agreed to sell 10,000,000 shares of common stock to the underwriters at a price of $12.25 per share. The offering closed and the shares were delivered on March 22, 2021. As a result of the offering, the Company received cash proceeds of $122,500, net of transaction costs of $5,736.

Paya Holdings Inc. Omnibus Incentive Plan

On December 22, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which allows for issuance of up to 8,800,000 shares of its common stock. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $790 and $1,241 of share-based compensation for the three and six months ended June 30, 2021, respectively. Share-based compensation is recorded in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of June 30, 2021, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

A summary of RSUs activity under the Omnibus Incentive Plan is as follows for three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term
Balance at beginning of period balance	334,090	$13.77	2.8
Granted	43,904	$11.68	1.4
Balance at end of period balance	377,994	$13.53	2.6

	Six Months Ended June 30, 2021
	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term
Balance at beginning of period balance	230,000	$13.73	3.4
Granted	147,994	$13.22	2.6
Balance at end of period balance	377,994	$13.53	2.6

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

On April 13, 2021, the Company granted 22,500 additional stock options under the Omnibus Incentive Plan. Similar to other stock options granted under the Omnibus Incentive Plan, these stock options generally vest in five annual installments, starting on the anniversary of the grant date and have ten-year contractual terms. The grant date fair value of the stock options was $137.4 thousand based on the use of the Black-Scholes option pricing model with the following assumptions: expected term of 6.5 years; risk-free interest rate of 1.2%; expected volatility of 53.4%; dividend yield of 0%; and fair value at the grant date and weighted-average strike price of $11.68.

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

Class C Incentive Units

Ultra, our principal stockholder, provides Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2019 to June 30, 2020 and December 31, 2020 to June 30, 2021 is as follows:

Total Units
December 31, 2019 balance	43,451,157
Granted	1,022,954
Forfeited	(818,225)
June 30, 2020 balance	43,655,886

December 31, 2020 balance	42,881,437
Granted	—
Forfeited	(3,274,532)
June 30, 2021 balance	39,606,905
As of June 30, 2021, 20,725,782 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

There were 39,606,905 and 42,881,437 Class C Incentive Units issued as of June 30, 2021 and December 31, 2020, respectively. Of these units outstanding as of June 30, 2021, 39,308,610 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,296 units were time vesting units within a one-year vesting period. Of these units issued as of December 31, 2020, 42,583,437 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,296 units were time vesting units with a one-year vesting period.

The Company recognized $74 and $333 of share-based compensation related to the Class C Incentive Units, for the three and six months ended June 30, 2021, respectively. The Company recognized $276 and $668 of share-based compensation related to the Class C Incentive Units, for the three and six months ended June 30, 2020, respectively. Share-based compensation is recorded in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. To determine the fair value of units issued in 2020, Ultra estimated its enterprise value (“EV”) and evaluated the value of units based on the distribution waterfall outlined below.

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

Warrants

The Company currently has 17,714,945 warrants outstanding as of June 30, 2021. Each warrant entitles the registered holder to purchase one whole share of the Company's common stock at a price of $11.50 per share. The warrants will expire on October 16, 2025 or earlier upon redemption or liquidation.

Earnings per Share

Earnings per share has been computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the respective period. Diluted earnings per share reflect the assumed exercise, settlement, and vesting of all dilutive securities, except when the effect is anti-dilutive. Diluted earnings per share is calculated as the weighted-average number of common shares outstanding, including the dilutive impact of the Company’s stock option grants, RSU’s and warrants as determined per the treasury stock method. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of RSU awards.

The following table provides the summary of anti-dilutive shares excluded from calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive shares excluded from calculation of diluted EPS:
RSUs - granted	377,994	—	377,994	—
Stock options - granted	207,500	—	207,500	—
Warrants - outstanding	17,714,945	—	17,714,945	—
Earnout shares	19,700,000	—	19,700,000	—
Total anti-dilutive shares	38,000,439	—	38,000,439	—
9. Income taxes
The Company’s effective tax rate for the six months ended June 30, 2021 and June 30, 2020 was 59.81% and 57.98%, respectively. The Company’s effective tax rate for the three months ended June 30, 2021 and June 30, 2020 was 54.08% and 57.71%, respectively. The Company recorded income tax benefit of $3,139 thousand and $69 thousand for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company recorded income tax benefit of $3,715 thousand and an income tax expense of $853 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. The increase in income tax benefit was primarily attributable to a decrease in pre-tax income and an increase in valuation allowance benefit, partially offset by an increase in transaction and deferred financing costs anticipated to be non-deductible for tax purposes. The difference in the Company’s effective income tax rate for the six months ended June 30, 2021 and its federal statutory tax rate of 21% is primarily related to an increase in the rate due to changes in the valuation allowance, state and local income taxes, and stock compensation, partially offset by the impact of transaction and deferred financing costs anticipated to be non-deductible for tax purposes.
ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $9,797 thousand and $9,459 thousand against these assets as of June 30, 2021, and December 31, 2020, respectively. The change in the valuation allowance is predominantly as a result of limitations on the utilization of certain deferred tax assets brought over as part of the Paragon acquisition.
There are no material uncertain tax positions as of June 30, 2021.
10. Fair Value

The Company makes recurring fair value measurements for derivative instruments. Refer to Note 7. Derivatives for additional information.

There were no transfers into or out of Level 3 during the six months ended June 30, 2021 or the year ended December 31, 2020.

Other financial instruments not measured at fair value on the Company’s condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated carrying values reasonably approximate their fair value as reported on the condensed consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value.
11. Commitments and contingencies
Operating leases

The Company leases certain property and equipment for various periods under noncancellable operating leases. The Company’s future minimum lease payments under such agreements at June 30, 2021 were approximately:

Year ending December 31,	(In thousands)
2021 - remaining	$800
2022	1,611
2023	1,595
2024	1,335
2025	899
Thereafter	609
Total	$6,849
Rental expense was $471 and $883 for the three and six months ended June 30, 2021, respectively. Rental expense was $442 and $842 for the three and six months ended June 30, 2020, respectively.
Liabilities under Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of June 30, 2021 and December 31, 2020, the Company recognized $19,179 and $19,627 of liabilities, respectively, relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit. The total potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $31,970. Any changes in the value of the TRA liability are recorded in other income (expense) on the condensed consolidated statements of income and other comprehensive income.
Legal and regulatory matters

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
12. Related party transactions
Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement. As such, Antares is considered a related party. The Company recorded interest expense of $3,267 and $6,841 in expense on the condensed consolidated statement of income and other comprehensive income for the three and six months ended June 30, 2021, respectively, related to the Prior Credit Agreement. The Company recorded interest expense of $4,241 and $8,337 in expense on the condensed consolidated statement of income and other comprehensive income for the three and six months ended June 30, 2020, respectively, related to the Prior Credit Agreement. On June 25, 2021, the Company repaid the remaining principal and interest on the Prior Credit agreement and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement. See note 6 for further details.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $204 and $447 in the three and six months ended June 30, 2021, respectively. The 401(k) Plan employer match was $190 and $422 in the three and six months ended June 30, 2020, respectively.
14. Segments

The Company determines its operating segments based on ASC 280, Segment Reporting. The Company reorganized its segments in 2020. Based on the manner in which the chief operating decision making group (“CODM”) manages and monitors the performance of the business, the Company currently has two operating and reportable segments: Integrated Solutions and Payment Services. All prior periods, are presented based on the current segment structure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Integrated Solutions	$39,564	$30,127	$72,455	$59,516
Payment Services	24,420	20,960	46,784	40,710
Total Revenue	63,984	51,087	119,239	100,226
Integrated Solutions gross profit	21,152	16,305	39,352	31,789
Payment Services gross profit	12,633	9,871	23,551	19,028
Total segment gross profit	33,785	26,176	62,903	50,817
Selling, general & administrative expenses	(20,846)	(14,005)	(37,760)	(29,585)
Depreciation and amortization	(7,519)	(6,011)	(14,551)	(12,007)
Interest expense	(3,822)	(4,694)	(7,865)	(9,339)
Other income (expense)	(8,467)	12	(7,975)	(5)
Income (loss) before income taxes	$(6,869)	$1,478	$(5,248)	$(119)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s condensed consolidated revenues for the six months ended June 30, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Paya Holdings Inc. and is intended to help the reader understand Paya Holdings Inc., our operations and our present business environment. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 within this Quarterly Report on Form 10-Q. References to “we,” “us,” “our”, “Paya”, “Paya Holdings”, or “the Company” refer to Paya Holdings Inc. and its consolidated subsidiaries.
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
Recent Developments

On June 25, 2021, the Company entered into a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and L/C issuer (the “Agent”), and the other lenders and L/C issuers party thereto. The Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Credit Agreement, dated as of August 1, 2017, among Holdings, the Borrowers, the financial institutions from time to time party thereto as lenders, and Antares Capital LP, as administrative agent.

The proceeds from the New Credit Agreement were used to repay, in full, the outstanding loans under the Credit Agreement, dated as of August 1, 2017, among Holdings, the Borrowers, the financial institutions from time to time party thereto as lenders, and Antares Capital LP, as administrative agent, and to pay certain fees and expenses incurred in connection with the Credit Agreement and the repayment of the Prior Credit Agreement.
On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions (“Paragon”). The aggregate purchase price paid at closing was $26.6 million, consisting of $19.124 million in cash and $7.5 million of common stock. In addition, up to $5 million may become payable, subject to the achievement of certain future performance metrics.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and subsequent shelter-in-place and social distancing policies, as well as the broader economic decline, had a material impact on our business in 2020 and continued to have an adverse effect in the first six months of 2021. Many of our customers continue to experience a decline in transaction volumes from pre COVID-19 levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. This was evident by stable or growing volumes in our B2B Goods & Services, Government & Utilities, and Non-Profit verticals. Lastly, we benefited from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.

In response to COVID-19, we took precautionary measures to ensure the safety of our employees, support our customers, and mitigate the impact on our financial position and operations. We seamlessly implemented remote working capabilities for our entire organization with minimal disruption to our operations or key operating performance indicators. We also identified opportunistic expense reductions which increased operating efficiencies and provided additional profitability in the period.

While our business has been impacted by the COVID-19 pandemic, we have demonstrated resilience due to our portfolio of attractive, less-cyclical end markets. The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2021 continue to remain uncertain. While we have not seen a meaningful degradation in new customer enrollment or an increase in existing customer attrition as a result of COVID-19, it is possible that those business trends change if economic hardship across the country forces new or additional business closures or other detrimental actions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity.
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

•Pursuit and integration of strategic acquisitions. We look to opportunistically make strategic acquisitions to enhance our scale, expand into new verticals, add product capabilities, and embed payments in vertical software. These acquisitions are intended to increase the long-term growth of the business, while helping us achieve greater scale, but may increase operating expenses in the short-term until full synergies are realized. During October 2020, we completed the acquisition of The Payment Group (“TPG”). We continue to integrate TPG’s online billing and software applications into Paya Connect. This acquisition has enhanced our suite of integration tools, as well as the commerce solutions Paya Connect is able to provide to Paya’s partners and their clients. In April 2021, we completed the acquisition of Paragon Payment Solutions, which further expands our position within the non-profit and healthcare verticals.

•Economic conditions. Changes in macro-level consumer spending trends, including those related to COVID-19, could affect the amount of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended June 30, 2021 compared to the three months ended June 30, 2020; and

•the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
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
Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

(in millions)	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Revenue	$63.9	$51.1	$12.8	25.2%
Cost of services exclusive of depreciation and amortization	(30.2)	(24.9)	(5.3)	(21.2%)
Selling, general & administrative expenses	(20.8)	(14.1)	(6.7)	(48.8%)
Depreciation and amortization	(7.5)	(6.0)	(1.5)	(25.1%)
Income from operations	5.4	6.1	(0.7)	(12.0%)
Other income (expense)
Interest expense	(3.8)	(4.7)	0.9	18.6%
Other income (expense)	(8.4)	—	(8.4)	NM
Total other expense	(12.2)	(4.7)	(7.5)	159.6%

Income (loss) before income taxes	(6.8)	1.4	(8.2)	NM
Income tax benefit (expense)	3.7	(0.8)	4.5	NM
Net income (loss)	$(3.1)	$0.6	$(3.7)	NM

NM - not meaningful
Revenue
Total revenue was $63.9 for the three months ended June 30, 2021 as compared to total revenue of $51.1 for the three months ended June 30, 2020. The increase of $12.8, or 25.2%, was driven by a $9.5 or 31.3% increase in Integrated Solutions and $3.4 or 16.5% increase in Payment Services for the three months ended June 30, 2021.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $5.3, or 21.2%, to $30.2 for the three months ended June 30, 2021 from $24.9 for the three months ended June 30, 2020. The increase was driven by revenue growth and higher processing costs in Integrated Solutions and offset by lower revenue share in Payment Services.
Selling, general & administrative
Selling, general and administrative expenses increased by $6.7, or 48.8%, to $20.8 for the three months ended June 30, 2021 from $14.1 for the three months ended June 30, 2020. The increase is primarily due to a $2.7 increase in compensation and benefits, $0.8 in professional services including accounting and consulting fees, $0.7 in insurance, $0.6 in technology related costs and $0.8 from contingent tax liability.
Depreciation and amortization
Depreciation and amortization increased by $1.5, or 25.1%, to $7.5 for the three months ended June 30, 2021 as compared to $6.0 for the three months ended June 30, 2020. The increase is primarily due to $0.8 in customer list amortization from additional customer list acquisitions in the three months ended June 30, 2021, $0.5 in technology amortization from the TPG acquisition, and $0.3 in internal-use software amortization. This was offset by a decrease in depreciation expense of $0.2 in the three months ended June 30, 2021.

Interest Expense
Interest expense decreased by $0.9, or 18.6%, to $3.8 for the three months ended June 30, 2021 from $4.7 for the three months ended June 30, 2020, primarily due to lower LIBOR based interest rates on the Revolver and Term Loan credit facilities.
Other expense
Other expense of $8.4 for the three months ended June 30, 2021 is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

(in millions)	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Revenue	$119.2	$100.2	$19.0	19.0%
Cost of services exclusive of depreciation and amortization	(56.3)	(49.4)	(6.9)	(14.0%)
Selling, general & administrative expenses	(37.8)	(29.6)	(8.2)	(27.6%)
Depreciation and amortization	(14.5)	(12.0)	(2.5)	(21.2%)
Income from operations	10.6	9.2	1.4	14.8%
Other income (expense)
Interest expense	(7.8)	(9.3)	1.5	15.8%
Other income (expense)	(8.0)	—	(8.0)	NM
Total other expense	(15.8)	(9.3)	(6.5)	(69.5%)

Income (loss) before income taxes	(5.2)	(0.1)	(5.1)	NM
Income tax benefit (expense)	3.1	0.1	3.0	NM
Net income (loss)	$(2.1)	—	$(2.1)	NM

NM - not meaningful
Revenue
Total revenue was $119.2 for the six months ended June 30, 2021 as compared to total revenue of $100.2 for the six months ended June 30, 2020. The increase of $19.0, or 19.0%, was driven by a $13.0 or 21.7% increase in Integrated Solutions and $6.1 or 14.9% increase in Payment Services for the six months ended June 30, 2021.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $6.9, or 14.0%, to $56.3 for the six months ended June 30, 2021 from $49.4 for the six months ended June 30, 2020. The increase was driven by higher revenue share related to revenue growth in Integrated Solutions and Payment Services and higher processing costs in Integrated Solutions.
Selling, general & administrative
Selling, general and administrative expenses increased by $8.2, or 27.6%, to $37.8 for the six months ended June 30, 2021 from $29.6 for the six months ended June 30, 2020. The increase is primarily due to a $2.6 increase in compensation and benefits, $1.3 in professional services including accounting and consulting fees, $1.2 in insurance, $0.9 in technology related costs and $0.8 from contingent tax liability.
Depreciation and amortization
Depreciation and amortization increased by $2.5, or 21.2%, to $14.5 for the six months ended June 30, 2021 as compared to $12.0 for the six months ended June 30, 2020. The increase is primarily due to $1.4 in customer list amortization from additional customer list acquisitions in the three months ended June 30, 2021, $0.8 in technology amortization from the TPG acquisition, and $0.6 in internal-use software amortization. This was offset by a decrease in depreciation expense of $0.4 in the six months ended June 30, 2021.
Interest Expense
Interest expense decreased by $1.5, or 15.8%, to $7.8 for the six months ended June 30, 2021 from $9.3 for the six months ended June 30, 2020, primarily due to lower LIBOR based interest rates on the Revolver and Term Loan credit facilities.
Other expense
Other expense of $8.0 for the six months ended June 30, 2021 is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement offset by gain on the change in value of the Tax Receivable Agreement liability.
Key Performance Indicators and Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to evaluate our business, analyze our performance, and make strategic decisions. We believe these metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as management. However, some of these measures are not financial measures calculated in accordance with U.S. GAAP and should not be considered as substitutes for financial measures that have been calculated in accordance with U.S. GAAP. We primarily review the following key performance indicators and non-GAAP measures when assessing our performance:
Revenue (U.S. GAAP)

We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services. Key drivers to change in revenues are primarily dollar volume, basis point spread earned, and number of transactions processed in a given period.
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three and six months ended June 30, 2021 and June 30, 2020 are shown in the table below:

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Payment volume	$10,684.8	$7,809.5	$2,875.3	36.8%
The increase in volume for the three months ended June 30, 2021 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Payment volume	$20,147.1	$15,434.2	$4,712.9	30.5%
The increase in volume for the six months ended June 30, 2021 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.
Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents earnings before interest and other expense, income taxes, depreciation, and amortization (“EBITDA”), and further adjustments to EBITDA to exclude certain non-cash items and other non-recurring items that we believe are not indicative of ongoing operations to come to Adjusted EBITDA.

We disclose EBITDA, Adjusted EBITDA, and Adjusted Net Income (as defined below) in this report because these non-GAAP measures are key measures used by us to evaluate our business, measure our operating performance and make strategic decisions. We believe EBITDA, Adjusted EBITDA, and Adjusted Net Income are useful for investors and others in understanding and evaluating our results of operations in the same manner as we do. However, EBITDA, Adjusted EBITDA, and Adjusted Net Income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted Net Income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted Net Income alongside other financial performance measures, including net income and our other financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated:

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(3.1)	$0.6	$(2.1)	$—
Depreciation & amortization	7.5	6.0	14.5	12.0
Tax expense (benefit)	(3.7)	0.8	(3.1)	(0.1)
Interest and other expense(a)	12.2	4.7	15.8	9.3
EBITDA	12.9	12.1	25.1	21.2

Transaction-related expenses(b)	0.7	0.4	1.5	0.4
Stock based compensation(c)	0.9	0.3	1.6	0.7
Restructuring costs(d)	0.8	0.6	1.0	1.2
Discontinued service costs(e)	—	—	0.2	—
Management fees and expenses(f)	—	0.4	—	0.6
Business combination costs(g)	0.3	—	0.6	—
Contingent non-income tax liability(h)	0.8	—	0.8	—
Other costs(i)	0.4	0.4	0.8	0.7
Total adjustments	3.9	2.1	6.5	3.6
Adjusted EBITDA	$16.8	$14.2	$31.6	$24.8

(a)Represents ordinary interest expense as well as one-time fees including the write-off of debt issuance costs and an early termination penalty.
(b)Represents professional service fees related to mergers and acquisitions such as legal fees, consulting fees, accounting advisory fees, and other costs.
(c)Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy
(d)Costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of headquarters from Reston, VA to Atlanta, GA, certain staff restructuring charges, including severance, and acquisition related restructuring charges in connection with the Paragon transaction.
(e)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(f)Represents advisory fees that we will not be required to pay going forward.
(g)Represents business combination costs.
(h)Represents non recurring contingent non-income tax liability.
(i)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization and further adjustments to exclude certain non-cash items and other non-recurring items that management believes are not indicative of ongoing operations to come to Adjusted Net Income.

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(3.1)	$0.6	$(2.1)	$—

Amortization add back	6.4	5.1	12.4	10.1
Loss on debt extinguishment(a)	8.5	—	8.5	—
Transaction-related expenses(b)	0.7	0.4	1.5	0.4
Stock based compensation(c)	0.9	0.3	1.6	0.7
Restructuring costs(d)	0.8	0.6	1.0	1.2
Discontinued service costs(e)	—	—	0.2	—
Management fees and expenses(f)	—	0.4	—	0.6
Business combination costs(g)	0.3	—	0.6	—
Contingent non-income tax liability(h)	0.8	—	0.8	—
Other costs(i)	0.4	0.4	0.8	0.7
Total adjustments	18.8	7.2	27.4	13.7
Tax effect of adjustments(j)	(2.0)	—	(2.4)	—
Adjusted Net Income	$13.7	$7.8	$22.9	$13.7

(a)Represents one-time debt refinancing expenses for the prepayment penalty and write-off of debt issuance costs.
(b)Represents professional service fees related to mergers and acquisitions such as legal fees, consulting fees, accounting advisory fees, and other costs.
(c)Represents non-cash charges associated with stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy.
(d)Costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of headquarters from Reston, VA to Atlanta, GA, certain staff restructuring charges, including severance, and acquisition related restructuring charges in connection with the Paragon transaction.
(e)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(f)Represents advisory fees that we will not be required to pay going forward.
(g)Represents business combination costs.
(h)Represents non recurring contingent non-income tax liability.
(i)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.
(j)Represents pro forma income tax adjustment effect, at the anticipated blended rate, for all items expected to have a cash tax impact (i.e. items that were not originally recorded through goodwill). Any impact to the valuation allowance assessment for these adjustments has not been considered. The Company has not applied a pro forma tax adjustment in 2020 due to the different ownership structure.
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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$39.6	$30.1	$9.5	31.3%
Segment gross profit(1)	$21.2	$16.3	$4.9	29.7%
Segment gross profit margin	53.5%	54.1%

Payment Services
Segment revenue	$24.4	$21.0	$3.4	16.5%
Segment gross profit(1)	$12.7	$9.9	$2.8	28.0%
Segment gross profit margin	52.0%	47.1%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $39.6 for the three months ended June 30, 2021 as compared to $30.1 for the three months ended June 30, 2020. The increase of $9.5 was primarily driven by Integrated Card and government growth.
Gross profit for the Integrated Solutions segment was $21.2 resulting in a gross profit margin of 53.5% for the three months ended June 30, 2021 as compared to $16.3 with a gross profit margin of 54.1% for the three months ended June 30, 2020. The increase of $4.9 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share related to revenue growth and higher processing costs.
Payment Services
Revenue for the Payment Services segment was $24.4 for the three months ended June 30, 2021 as compared to $21.0 for the three months ended June 30, 2020. The increase of $3.4 was driven by ACH growth and non-integrated card growth.

Gross profit for the Payment Services segment was $12.7 resulting in a gross profit margin of 52.0% for the three months ended June 30, 2021 as compared to $9.9 with a gross profit margin of 47.1% for the three months ended June 30, 2020. The increase of $2.8 in segment gross profit was primarily driven by ACH growth.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$72.5	$59.5	$13.0	21.7%
Segment gross profit(1)	$39.4	$31.8	$7.6	23.8%
Segment gross profit margin	54.3%	53.4%

Payment Services
Segment revenue	$46.8	$40.7	$6.1	14.9%
Segment gross profit(1)	$23.6	$19.0	$4.6	24.2%
Segment gross profit margin	50.4%	46.7%
(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $72.5 for the six months ended June 30, 2021 as compared to $59.5 for the six months ended June 30, 2020. The increase of $13.0 was primarily driven by Integrated Card and government growth.
Gross profit for the Integrated Solutions segment was $39.4 resulting in a gross profit margin of 54.3% for the six months ended June 30, 2021 as compared to $31.8 with a gross profit margin of 53.4% for the six months ended June 30, 2020. The increase of $7.6 in segment gross profit was primarily driven by revenue growth partially offset by higher processing costs.
Payment Services
Revenue for the Payment Services segment was $46.8 for the six months ended June 30, 2021 as compared to $40.7 for the six months ended June 30, 2020. The increase of $6.1 was primarily driven by ACH growth.
Gross profit for the Payment Services segment was $23.6 resulting in a gross profit margin of 50.4% for the six months ended June 30, 2021 as compared to $19.0 with a gross profit margin of 46.7% for the six months ended June 30, 2020. The increase of $4.6 in segment gross profit was primarily driven by ACH growth.
For a reconciliation of segment gross profit to total U.S. GAAP operating profit, excluding depreciation and amortization, and including certain corporate-level expenses, see notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Overview

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities and more recently with an equity issuance. We have historically sourced our acquisitions with cash flow from operations, and when needed, with capital infusions from Ultra and borrowings under our credit facilities and more recently an equity issuance. As of June 30, 2021, we had $135.6 million of cash and cash equivalents on hand and borrowing capacity of $45.0 million from our Revolver. We believe that our cash on hand and additional availability under the Revolver, combined with cash flows from operations, will enable us to fund our operations and our debt service for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial and industry conditions, including the continued impact of COVID-19.

On March 17, 2021, the Company priced an offering of 20 million shares of its common stock, $0.001 par value per share. The Company and the selling stockholder each agreed to sell 10 million shares of common stock to the underwriters at a price of $12.25 per share. The offering closed and the shares were delivered on March 22, 2021. As a result of the offering, the Company received cash proceeds of $122.5 million, net of transaction costs of $5.7 million.

On June 25, 2021, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Prior Credit Agreement, dated as of August 1, 2017, using the proceeds of a new Credit Agreement, by and among the Borrowers, Holdings and Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto. The Credit Agreement governs new senior secured credit facilities, consisting of a $250.0 million senior secured term loan facility (the “Term Loan”) and a $45.0 million senior secured revolving credit facility (the “Revolver”).

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash provided (used) by operating activities	$10.9	$3.2
Net cash provided (used) by investing activities	(30.6)	(2.5)
Net cash provided (used) by financing activities	131.7	(1.8)
Change in cash	$112.0	$(1.1)
Operating Activities
Net cash provided by operating activities increased $7.7 to $10.9 for the six months ended June 30, 2021 compared to $3.2 used by operating activities for the six months ended June 30, 2020. The increase in net cash provided by operating activities was primarily due to higher volume and EBITDA in the six months ended June 30, 2021.
Investing Activities
Net cash used in investing activities increased $28.1 to $30.6 in the six months ended June 30, 2021 from $2.5 in the six months ended June 30, 2021. The increase in cash used by investing activities was primarily driven by the purchase of Paragon Payment Solutions for $19.1 less cash received of $0.8 and an increase in purchases of customers lists of $8.5 in the six months ended June 30, 2021. In addition, we used $3.7 for capital expenditures and capitalization of internal use software in the six months ended June 30, 2021 compared to $2.4 in the six months ended June 30, 2020.
Financing Activities

Net cash provided by financing activities increased $133.5 to $131.7 for the six months ended June 30, 2021 from a use of $1.8 for the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to proceeds from the Equity Offering of $116.8 in the six months ended June 30, 2021. In addition the Company repaid its long-term debt of $228.1 under its Prior Credit Agreement and borrowed $250.0 under a new Credit Agreement along with payment of debt issuance costs of $6.4 in the six months ended June 30, 2021.
Indebtedness

On June 25, 2021, the Borrowers and Holdings entered into the new Credit Agreement. On the same date, the Borrowers repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Prior Credit Agreement. Proceeds used to repay the indebtedness outstanding under the Prior Credit Agreement totaled $233.8 million which satisfied all of the Borrowers’ debt obligations. In connection with the repayment of outstanding indebtedness, the Borrowers were automatically and permanently released from all commitments, liens and guarantees under the Prior Credit Agreement. See note 6 for details.

Contractual Obligations

In the ordinary course of business, we entered into various contractual obligations for varying terms and amounts. The following table sets forth our contractual obligations and commitments for the periods indicated as of June 30, 2021:

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
(in millions)
Long-term debt(i)	$250.0	0.6	4.9	4.9	239.6
Interest on long-term debt(ii)	$67.9	5.1	19.8	19.4	23.6
Rent payments(iii)	$1.1	0.2	0.6	0.3	0.0

i.Reflects contractual principal payments. See note 6 for discussion of the new Term Loan.
ii.Reflects minimum interest payable under the Term Loan. We have assumed a Eurodollar rate of 0.75% plus a spread of 3.25% for purposes of calculating interest payable on the Term Loan. Payments herein are subject to change as payments for variable rate debt have been estimated.
iii.Reflects rent payments due on new operating leases acquired through the acquisition of Paragon.

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
Critical Accounting Policies and Estimates
A summary of our critical accounting policies is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended

December 31, 2020. There have been no material changes to the critical accounting policies disclosed in our 2020 Form 10-K.
Recently Issued Accounting Standards
Refer to Note 1 of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 within this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

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

Interest Rates

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates. We are subject to interest rate risk in connection with our Term Loan and Revolver, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. In February 2021, the Company entered into an interest rate cap agreement with a notional amount of $171.5 million, with an effective date of March 31, 2021, expiring on March 31, 2023. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. Refer to Note 7 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2020 Annual Report on Form 10-K, except that the risk factor entitled “As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner” is hereby updated and replaced as follows:

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting when we cease to be an “emerging growth company,” as defined in the JOBS Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting in such Annual Report. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

In addition, we expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to further improve our internal control environment. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions. The aggregate purchase price paid at closing included an aggregate of 682,892 shares of the Company’s common stock. These shares were issued to the sellers in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. A portion of the shares is subject to transfer restrictions.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of June 25, 2021, by and among Paya Holdings III, LLC, as Parent borrower, Paya, Inc., as borrower, Paya Holdings II, LLC, as Holdings, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
1010.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
-----------------
* The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer