Form 10-Q
period 2021-09-30
Paya Holdings Inc.
filed 2021-11-09
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 132,019,818 shares of Common Stock, par value $0.001 per share, issued and outstanding as of November 4, 2021.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
September 30, 2021

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
•the development and maintenance of effective internal controls; and

•other risks and uncertainties discussed in the section titled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31 2020, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Part I
Item 1. Unaudited Condensed Consolidated Financial Statements
Paya Holdings Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$63,058	$51,819	$182,297	$152,045
Cost of services exclusive of depreciation and amortization	(30,504)	(25,919)	(86,840)	(75,328)
Selling, general & administrative expenses	(18,718)	(13,963)	(56,478)	(43,548)
Depreciation and amortization	(7,891)	(5,959)	(22,442)	(17,966)
Income from operations	5,945	5,978	16,537	15,203
Other income (expense)
Interest expense	(3,137)	(4,155)	(11,002)	(13,494)
Other income (expense)	(67)	(25)	(8,042)	(31)
Total other expense	(3,204)	(4,180)	(19,044)	(13,525)
Income (loss) before income taxes	2,741	1,798	(2,507)	1,678
Income tax (expense) benefit	(5,702)	(196)	(2,563)	(127)
Net income (loss)	$(2,961)	$1,602	$(5,070)	$1,551

Weighted average shares outstanding of common stock	128,429,090	54,534,022	124,523,217	54,534,022
Basic net income (loss) per share	$(0.02)	$0.03	$(0.04)	$0.03
Diluted net income (loss) per share	$(0.02)	$0.03	$(0.04)	$0.03
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Balance Sheets
(In thousands except share data) (Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,144	$23,617
Trade receivables, net	25,027	17,493
Prepaid expenses	2,227	2,218
Income taxes receivable	995	541
Other current assets	799	457
Total current assets before funds held for clients	162,192	44,326
Funds held for clients	82,526	78,505
Total current assets	$244,718	$122,831
Non-current assets:
Property and equipment, net	14,416	12,805
Goodwill	222,008	206,308
Intangible assets, net	141,978	132,616
Other non-current assets	1,213	781
Total Assets	$624,333	$475,341
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	1,270	3,967
Accrued liabilities	13,532	10,435
Accrued revenue share	10,252	7,535
Other current liabilities	4,366	3,071
Total current liabilities before client funds obligations	29,420	25,008
Client funds obligations	80,923	78,658
Total current liabilities	$110,343	$103,666
Non-current liabilities:
Deferred tax liability, net	14,971	14,618
Long-term debt	242,298	220,152
Tax receivable agreement liability	18,930	19,627
Other non-current liabilities	1,250	1,246
Total liabilities	$387,792	$359,309
Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,009,818 and 116,697,441 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	132	12
Additional Paid-in-Capital	254,912	129,453
Accumulated deficit	(18,503)	(13,433)
Total stockholders’ equity	236,541	116,032
Total liabilities and stockholders’ equity	$624,333	$475,341
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share data)
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Retained earnings	Total stockholders’ equity
Balance at December 31, 2019	54,534,022	$5	$147,268	$(12,909)	$134,364
Net loss	—	—	—	(675)	(675)
Stock based compensation - Class C incentive units	—	—	392	—	392
Balance at March 31, 2020	54,534,022	$5	$147,660	$(13,584)	$134,081
Net loss	—	—	—	625	625
Stock based compensation - Class C incentive units	—	—	276	—	276
Balance at June 30, 2020	54,534,022	$5	$147,936	$(12,959)	$134,982
Net income	—	—	—	1,601	1,601
Stock based compensation - Class C incentive units	—	—	447	—	$447
Distribution to parent	—	—	(22,071)	—	(22,071)
Balance at September 30, 2020	54,534,022	$5	$126,312	$(11,358)	$114,959

Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock based compensation - Class C incentive units	—	—	259	—	259
Stock based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,388)	$234,759
Net loss	—	—	—	(3,154)	(3,154)
Stock based compensation - Class C incentive units	—	—	74	—	74
Stock based compensation - Common stock	—	—	790	—	790
Equity offering	—	—	(206)	—	(206)
Reclassification - see Note 1	—	113	(113)	—	—
Shares issued for acquisition	682,892	1	7,499	—	7,500

Balance at June 30, 2021	127,380,384	$127	$255,178	$(15,542)	$239,763
	Common stock
	Shares	Amount	Additional paid-in-capital	Retained earnings	Total stockholders’ equity
Net loss	—	—	—	(2,961)	(2,961)
Stock based compensation - Class C incentive units	—	—	247	—	247
Stock based compensation - Class A common stock	—	—	675	—	675
Warrant exchange	4,597,848	5	(1,732)	—	(1,727)
RSU vesting	29,136	—	(199)	—	(199)
Warrant exercise	2,450	—	—	—	—
Recapitalization transaction - see Note 1	—	—	743	—	743
Balance at September 30, 2021	132,009,818	$132	$254,912	$(18,503)	$236,541
See accompanying notes to the unaudited condensed consolidated financial statements.

Paya Holdings Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(5,070)	$1,551
Depreciation & amortization expense	22,442	17,966
Deferred taxes	(500)	(371)
Bad debt expense	899	1,276
Stock based compensation	2,496	1,115
Change in tax receivable agreement liability	(286)	—
Gain on contingent consideration	(180)	—
Amortization of debt issuance costs	687	813
Loss on debt extinguishment	6,187	—
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(5,881)	(4,797)
Prepaid expenses	165	(447)
Other current assets	29	(3,428)
Other non-current assets	(76)	10
Trade payables	(4,104)	4,856
Accrued liabilities	720	(1,916)
Accrued revenue share	2,638	601
Income tax payable/receivable, net	(455)	(648)
Other current liabilities	1,111	392
Movements in cash held on behalf of customers, net	(2,175)	(554)
Other non-current liabilities	28	(31)
Net cash provided by operating activities	$18,675	$16,388
Cash flows from investing activities:
Purchases of property and equipment	(4,955)	(4,421)
Purchases of customer lists	(15,951)	(570)
Acquisition of business, net of cash received	(18,309)	—
Net cash (used in) investing activities	$(39,215)	$(4,991)
Cash flows from financing activities:
Payments on long-term debt	(228,677)	(1,773)
Borrowings under long-term debt	250,000	—
Payment of debt issuance costs	(6,390)	(2,601)
Distribution to Ultra	—	(662)
Proceeds from equity offering	116,764	—
Repurchase of restricted stock to satisfy tax withholding obligations	(199)	—
Warrant exchange	(1,431)	—
Net cash provided by (used in) financing activities	$130,067	$(5,036)

Net change in cash and cash equivalents	109,527	6,361
Cash and cash equivalents, beginning of period	23,617	25,957
Cash and cash equivalents, end of period	$133,144	$32,318

Supplemental disclosures:
Cash interest paid	$10,105	$12,537
Cash taxes paid, including estimated payments	$3,242	$1,149

Non-cash investing activity:
Non-cash stock issuance related to Paragon acquisition	$7,500,000	—
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

The Company is an independent integrated payments platform providing card, ACH, and check payment processing solutions via software to middle-market businesses in the United States. Paya’s solutions integrate with customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting system.

The Company is headquartered in Atlanta, Georgia and also has operations in Reston, VA, Fort Walton Beach, FL, Dayton, OH, Mount Vernon, OH, Miamisburg, OH, Dallas, TX and Tempe, AZ.

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

Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June, 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ended December 31, 2021. At such time, the Company will be subject to the independent registered public accounting firm attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and will no longer be eligible to take advantage of the extended transition period for adoption of new or revised financial accounting standards under the JOBS Act. However, because the Company will continue to qualify as a smaller reporting company with respect to its Annual Report on Form 10-K for the year ended December 31, 2021, the Company will continue to make use of reduced disclosure obligations regarding executive compensation in such Annual Report and in its proxy statement for the year 2022.
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
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for doubtful accounts. The Company estimates an allowance for doubtful accounts related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses historical write-off data to estimate losses incurred relating to uncollectible accounts. The allowance for doubtful accounts was $1.4 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively.
Prepaid expenses

Prepaid expenses primarily consist of prepaid insurance, rent and supplier invoices.
Other current assets

Other current assets primarily consist of current deferred debt issuance costs for the Revolver (as defined herein), other receivables, and equipment inventory.
Funds held for clients and client funds obligation

Funds held for clients and client funds obligations result from the Company’s processing services and associated settlement activities, including settlement of payment transactions. Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s processing services, which are classified as client funds obligations on our Consolidated Balance Sheets.Funds held for clients are generated principally from merchant services transactions and are comprised of both settlements’ receivable and cash as of period end. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks. The Company classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations.

The Company records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement as client funds obligations. Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' settlement obligations. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. Differences in the funds held for clients and client funds obligation are due to timing differences between when transactions are settled and when payment instruments are presented for settlement and are considered to be immaterial. The changes in settlement assets and obligations are presented on a net basis within operating activities in the condensed consolidated statements of cash flows.

The funds held for clients account included $36,800 and $45,726 of settlement accounts receivable and cash respectively as of September 30, 2021, and $42,427 and $36,078 of settlement accounts receivable and cash respectively as of December 31, 2020.
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

Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill annually for impairment as of September 30 of each year, and at interim periods upon a potential indication of impairment, using a qualitative approach. If an indicator of impairment is identified, the Company tests goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting units is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. The loss recognized cannot exceed the carrying amount of the goodwill. As a result of the annual impairment test performed by the Company, it was determined that there were no indicators of potential impairment based on the qualitative factors described in ASC 350, and therefore goodwill is not impaired as of September 30, 2021.

Intangible assets with finite lives consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. From time to time, the Company acquires customer lists from sales agents in exchange for an upfront cash payment. The purchase of customer lists are treated as an asset acquisition, resulting in recording an intangible asset at cost on the date of acquisition. The acquired customer lists intangible assets have a useful life of 5 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net book value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net book value of the related intangible asset to fair value and may adjust the remaining amortization period.

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

Reclassification

During the three months ended June 30, 2021, the Company identified an immaterial error in the par value of its Common stock impacting the balance of Common stock and Additional Paid-in-Capital in the Company’s interim and annual financial statements beginning as of and for the year ended December 31, 2020. The Company corrected the error, which resulted in an increase of $113 to Common stock and a corresponding decrease to Additional Paid-in-Capital as of June 30, 2021.

Recapitalization transaction

During the three months ended September 30, 2021, the Company identified an immaterial error related to the capitalization of a deferred tax asset impacting the balances of the Tax Receivable Agreement liability, Deferred Tax Liability, Net, and Additional Paid-in-Capital in the Company’s interim and annual financial statements beginning as of and for the year ended December 31, 2020. The Company corrected the error which resulted in an increase of $743 to Additional Paid-in-Capital and a corresponding decrease to the Tax Receivable Agreement liability of $410 and Deferred Tax Liability, Net of $333 as of September 30, 2021.

2. Revenue recognition

The Company follows ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and performs a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies performance obligations for each promise to transfer to the customer a good or service that is distinct. The Company’s performance obligation relating to its payment processing services revenue is to provide continuous access to the Company’s system to process as much as its customers require. Since the number or volume of transactions to be processed is not determinable at contract inception, the Company’s payment processing services consist of variable consideration under a stand-ready service of distinct days of service that are substantially the same with the same pattern of transfer to the customer. As such, the stand-ready obligation is accounted for as a single-series performance obligation whereby the variability of the transaction value is satisfied daily as the performance obligation is performed. In addition, the Company applies the right to invoice practical expedient to payment processing services as each performance obligation is recognized over time and the amounts invoiced are reflective of the value transferred to the customer.

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three or nine months ended September 30, 2021 and 2020, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set, and collected, by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $124,157 and $351,920 for the three and nine months ended September 30, 2021, respectively. Transaction based revenue was recorded net of interchange fees and assessments of $108,909 and $308,583 for the three and nine months ended September 30, 2020, respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from contracts with customers
Transaction based revenue	$36,955	$27,782	$104,180	$81,714
Service based fee revenue	2,568	2,535	7,684	8,023
Equipment revenue	117	38	232	134
Total revenue	$39,640	$30,355	$112,096	$89,871

	Payment Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from contracts with customers
Transaction based revenue	$19,061	$17,654	$57,270	$50,532
Service based fee revenue	4,306	3,794	12,830	11,581
Equipment revenue	51	16	101	61
Total revenue	$23,418	$21,464	$70,201	$62,174

3. Business combination & acquisitions

Business combination transaction overview

On October 16, 2020, FinTech consummated the Business Combination pursuant to the terms of the Merger Agreement and acquired all of the issued and outstanding equity interests in Paya. As of September 30, 2021, there have been no material changes outside the ordinary course of business related to the Business Combination from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020.
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

As of September 30, 2021, there have been no material changes outside the ordinary course of business related to the TPG acquisition from the amounts reported within our Annual Report on Form 10-K for the year ended December 31, 2020. In the three months ended March 31, 2021, the Company made measurement period adjustments totaling $29 to increase goodwill to reflect facts and circumstances in existence as of the effective date of the acquisition. There were no measurement period adjustments in the three months ended September 30, 2021 and the measurement period is now closed.
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
Goodwill of $15,671 resulted from the acquisition and is partially deductible for tax purposes. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. During the three months ended September 30, 2021, the Company recorded various measurement period adjustments, including a decrease of intangible assets of $3,380 and an increase of Goodwill of $5,562 to reflect additional information received related to facts and circumstances in existence as of the effective date of the acquisition impacting the valuation of Paragon. The measurement period remains open as of September 30, 2021.
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of September 30, 2021:

Assets
Current Assets:
Cash and cash equivalents	$835
Trade receivables, net	2,553
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,607
Other assets:
Property and equipment, net	$52
Goodwill	15,671
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,900

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	2,113
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	7,924
Non-current liabilities:
Deferred tax liability, net	1,186
Other non-current liabilities	147
Total liabilities	$9,257

Net assets	$26,643

4. Property and equipment, net
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Computers and equipment	$8,374	$7,134
Internal-use software	14,334	10,708
Office equipment	142	130
Furniture and fixtures	1,357	1,320
Leasehold improvements	1,396	1,353
Other equipment	26	26
Total property and equipment	25,629	20,671
Less: accumulated depreciation	(11,213)	(7,866)
Total property and equipment, net	$14,416	$12,805
Depreciation and amortization expense, including internal-use software, totaled $1,282 and $3,395 for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense, including depreciation and amortization of internal-use software, totaled $930 and $2,900 for the three and nine months ended September 30, 2020, respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the condensed consolidated financial statements was $222,008 and $206,308 as of September 30, 2021 and December 31, 2020, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the nine months ended September 30, 2021:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2020	$152,408	$53,900	$206,308
Measurement period adjustment (Note 3)	29	—	29
Acquisitions - Paragon purchase accounting (Note 3)	10,898	4,773	15,671
Balance at September 30, 2021	$163,335	$58,673	$222,008
Intangible assets other than goodwill at September 30, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at September 30, 2021	Accumulated Amortization	Net Carrying Value as of September 30, 2021
Customer Relationships	10.4	5-16 years	$183,397	$(64,951)	$118,446
Developed Technology	5.3	3-7 years	36,620	(17,793)	18,827
Trade name	25	25 years	5,260	(555)	4,705
	8.4		$225,277	$(83,299)	$141,978

Intangible assets other than goodwill at December 31, 2020 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2020	Accumulated Amortization	Net Carrying Value as of December 31, 2020
Customer Relationships	10.4	5-15 years	$167,158	$(50,477)	$116,681
Developed Technology	4.2	3-5 years	25,520	(13,435)	12,085
Trade name	25	25 years	4,190	(340)	3,850
	8.6		$196,868	$(64,252)	$132,616
Amortization expense totaled $6,609 and $19,047 for the three and nine months ended September 30, 2021, respectively. Amortization expense totaled $5,029 and $15,066 for the three and nine months ended September 30, 2020, respectively.
The following table shows the expected future amortization expense for intangible assets at September 30, 2021:

Expected Future Amortization Expense
2021 - remaining	$6,211
2022	24,839
2023	24,637
2024	23,017
2025	22,057
Thereafter	41,217
Total expected future amortization expense	$141,978

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

The Company’s long-term debt consisted of the following for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Term loan credit agreement(1)	$250,000	$228,677
Debt issuance costs, net	(5,211)	(6,161)
Total debt	244,789	222,516
Less: current portion of debt	(2,491)	(2,364)
Total long-term debt	$242,298	$220,152

(1) Outstanding borrowings as of December 31, 2020 were under the Prior Credit Agreement. Outstanding borrowings as of September 30, 2021 are under the new Credit Agreement.

There were no borrowings outstanding under the Revolver as of September 30, 2021 and December 31, 2020, respectively.

The current portion of debt was included within other current liabilities on the condensed consolidated balance sheet.

The Company had $5,211 and $6,161 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $923 and $457 of unamortized costs associated with the Revolver as of September 30, 2021 and December 31, 2020, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the condensed consolidated statement of income and other comprehensive income.

Total interest expense was $3,137 and $11,002 for the three and nine months ended September 30, 2021, respectively. This included the long-term debt interest expense of $2,611 and $9,590 for the three and nine months ended September 30, 2021, respectively and amortization of debt issuance costs of $242 and $687 for the three and nine months ended September 30, 2021.

Total interest expense was $4,155 and $13,494 for the three and nine months ended September 30, 2020, respectively. This included the long-term debt interest expense of $3,671 and $12,009 for the three and nine months ended September 30, 2020, and amortization of debt issuance costs of $265 and $813 for the three and nine months ended September 30, 2020, respectively.
Annual principal payments on the Term Loan for the remainder of 2021 and the following years is as follows:

Future Principal Payments
2021 - remaining	$625
2022	2,484
2023	2,460
2024	2,435
2025	2,411
Thereafter	239,585
Total future principal payments	$250,000
7. Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its term loan and intends to continue to do so in connection with the new Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other long-term assets on the condensed consolidated balance sheet. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. The fair value of the interest rate cap agreement was $45 at September 30, 2021. The Company recognized $22 and $0 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $48 and $1 for the nine months ended September 30, 2021 and 2020, respectively.
8. Equity
Common Stock

The holders of the Company's common stock, $0.001 par value per share, are entitled to one vote for each share of common stock held. Of the 132,009,818 shares of common stock outstanding at September 30, 2021, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed $15.00 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the Business Combination. In addition, should our share price exceed $17.50 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the Business Combination, the Company is required to issue up to an additional 14,018,188 shares of common stock. Total contingently issuable shares are 19,700,000.

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

Paya Holdings Inc. Omnibus Incentive Plan

On December 22, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which allows for issuance of up to 8,800,000 shares of its common stock. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $675 and $1,916 of share-based compensation for the three and nine months ended September 30, 2021, respectively. Share-based compensation is recorded in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of September 30, 2021, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

A summary of RSUs activity under the Omnibus Incentive Plan is as follows for three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term
Balance at beginning of period balance	377,994	$13.53	2.6
Granted	89,500	$11.45	3.1
Vested	(46,469)	$13.87	0.0
Balance at end of period balance	421,025	$13.05	2.6

	Nine Months Ended September 30, 2021
	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term
Balance at beginning of period balance	230,000	$13.73	3.4
Granted	237,494	$12.55	3.1
Vested	(46,469)	$13.87	0.0
Balance at end of period balance	421,025	$13.05	2.6

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

On April 13, 2021 and July 29, 2021, the Company granted 22,500 and 66,500 additional stock options, respectively, under the Omnibus Incentive Plan. Similar to other stock options granted under the Omnibus Incentive Plan, these stock options generally vest in five annual installments, starting on the anniversary of the grant date and have ten-year contractual terms. The grant date fair value of the stock options was $137.4 and $395.3, respectively, based on the use of the Black-Scholes option pricing model with the following assumptions: expected term of 6.5 years; risk-free interest rate of 1.2% and 1.0%, respectively; expected volatility of 53.4% and 52.2% respectively; dividend yield of 0%; and fair value at the grant date and weighted-average strike price of $11.68 and $11.65, respectively.

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

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2019 to September 30, 2020 and December 31, 2020 to September 30, 2021 is as follows:

Total Units
December 31, 2019 balance	43,451,157
Granted	1,022,954
Forfeited	(818,225)
September 30, 2020 balance	43,655,886

December 31, 2020 balance	42,881,437
Granted	—
Forfeited	(3,274,532)
September 30, 2021 balance	39,606,905
As of September 30, 2021, 20,889,215 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

There were 39,606,905 and 42,881,437 Class C Incentive Units issued as of September 30, 2021 and December 31, 2020, respectively. Of these units outstanding as of September 30, 2021, 39,308,610 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,296 units were time vesting units within a one-year vesting period. Of these units issued as of December 31, 2020, 42,583,437 units were time vesting units with a five-year vesting period (vesting date varies by employee contract) and 298,000 units were time vesting units with a one-year vesting period.

The Company recognized $247 and $580 of share-based compensation related to the Class C Incentive Units, for the three and nine months ended September 30, 2021, respectively. The Company recognized $392 and $490 of share-based compensation related to the Class C Incentive Units, for the three and nine months ended September 30, 2020, respectively. Share-based compensation is recorded in selling, general & administrative expenses on the condensed consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. To determine the fair value of units issued in 2020, Ultra estimated its enterprise value (“EV”) and evaluated the value of units based on the distribution waterfall.

Warrants

On September 15, 2021, the Company completed a registered exchange offer relating to the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing, the Company issued an aggregate of 4,531,407 shares of common stock and separate from the exchange, 2,450 warrants were exercised.

Additionally, on the same date, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of September 30, 2021.

Earnings per Share

Earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding during the respective period. Diluted earnings per share reflect the assumed exercise, settlement, and vesting of all dilutive securities, except when the effect is anti-dilutive. Diluted earnings per share is calculated as the weighted-average number of common shares outstanding, including the dilutive impact of the Company’s stock option grants and RSU’s as determined per the treasury stock method. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, and vesting of RSU awards.

The following table provides the summary of anti-dilutive shares excluded from calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive shares excluded from calculation of diluted EPS:
RSUs - granted	6,279	—	9,406	—
Stock options - granted	—	—	—	—
Earnout shares	19,700,000	—	19,700,000	—
Total anti-dilutive shares	19,706,279	—	19,709,406	—
9. Income taxes

The Company’s effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was (102.2)% and 7.6%, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was 208.03% and 10.90%, respectively. The Company recorded income tax expense of $2,563 and $127 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The Company recorded income tax expense of $5,702 and $196 for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in income tax expense was primarily attributable to an increase in the valuation allowance and an increase in deferred financing costs and transaction costs anticipated to be non-deductible for tax purposes. The difference in the Company’s effective income tax rate for the nine months ended September 30, 2021 and its federal statutory tax rate of 21% is primarily driven by an increase in the valuation allowance and the relatively small amount of pre-tax book income relative to the size of the permanent book-tax differences.

During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $2,834 and $498 of current tax payable related to the income tax expense.

ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $13,540 and $9,459 against these assets as of September 30, 2021, and December 31, 2020, respectively. The change in the valuation allowance is predominantly a result of limitations on the utilization of certain deferred tax assets brought over as part of the Paragon acquisition and the timing difference between the book and tax amortization of intangible assets acquired during the year.

There are no material uncertain tax positions as of September 30, 2021.

The Company’s effective tax rate for the three months ended September 30, 2021 was computed using an actual year-to-date method, which is permitted under ASC 740-270. The actual year-to-date method treats the year-to-date interim period as if it was the annual period and determines the income tax expense on that basis. The Company changed the methodology during the three months ended September 30, 2021 due to the relatively small amount of pre-tax book income relative to the size of permanent book-tax differences and a varying net income/(loss) pattern for the year.

10. Fair Value

The Company makes recurring fair value measurements for derivative instruments. Refer to Note 7. Derivatives for additional information.

There were no transfers into or out of Level 3 during the nine months ended September 30, 2021 or the year ended December 31, 2020.

Other financial instruments not measured at fair value on the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated carrying values reasonably approximate their fair value as reported on the condensed consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value.
11. Commitments and contingencies
Operating leases

The Company leases certain property and equipment for various periods under noncancellable operating leases. The Company’s future minimum lease payments under such agreements at September 30, 2021 were approximately:

Year ending December 31,	(In thousands)
2021 - remaining	$423
2022	1,665
2023	1,651
2024	1,335
2025	899
Thereafter	609
Total	$6,582
Rental expense was $487 and $1,370 for the three and nine months ended September 30, 2021, respectively. Rental expense was $453 and $1,296 for the three and nine months ended September 30, 2020, respectively.
Liabilities under Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of September 30, 2021 and December 31, 2020, the Company recognized $18,930 and $19,627 of liabilities, respectively, relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit. The total potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $31,970. Any changes in the value of the TRA liability are recorded in other income (expense) on the condensed consolidated statements of income and other comprehensive income.
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
12. Related party transactions
Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement. As such, Antares is considered a related party. The Company recorded interest expense of $0 and $6,841 in expense on the condensed consolidated statement of income and other comprehensive income for the three and nine months ended September 30, 2021, respectively, related to the Prior Credit Agreement. The Company recorded interest expense of $3,671 and $12,009 in expense on the condensed consolidated statement of income and other comprehensive income for the three and nine months ended September 30, 2020, respectively, related to the Prior Credit Agreement. On June 25, 2021, the Company repaid the remaining principal and interest on the Prior Credit agreement and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement. See note 6 for further details.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $178 and $625 in the three and nine months ended September 30, 2021, respectively. The 401(k) Plan employer match was $143 and $565 in the three and nine months ended September 30, 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Integrated Solutions	$39,640	$30,355	$112,096	$89,871
Payment Services	23,418	21,464	70,201	62,174
Total Revenue	63,058	51,819	182,297	152,045
Integrated Solutions gross profit	20,133	16,231	59,485	48,019
Payment Services gross profit	12,421	9,669	35,972	28,698
Total segment gross profit	32,554	25,900	95,457	76,717
Selling, general & administrative expenses	(18,718)	(13,963)	(56,478)	(43,548)
Depreciation and amortization	(7,891)	(5,959)	(22,442)	(17,966)
Interest expense	(3,137)	(4,155)	(11,002)	(13,494)
Other income (expense)	(67)	(25)	(8,042)	(31)
Income (loss) before income taxes	$2,741	$1,798	$(2,507)	$1,678

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s condensed consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively.

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
Recent Developments

Warrant Exchange Offer and Mandatory Conversion
On September 15, 2021, the Company completed a registered exchange offer relating to the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing, the Company issued an aggregate of 4,531,407 shares of common stock.

Additionally, on the same date, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, the outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of September 30, 2021.

The completion of the warrant exchange offer and mandatory conversion simplified our capital structure and reduced any dilutive impact of the warrants on the Company’s common stock.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and subsequent shelter-in-place and social distancing policies, as well as the broader economic decline, had a material impact on our business in 2020 and continued to have an adverse effect in the first nine months of 2021. Many of our customers continue to experience a decline in transaction volumes from pre COVID-19 levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. This was evident by stable or growing volumes in our B2B Goods & Services, Government & Utilities, and Non-Profit verticals. Lastly, we benefited from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.

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
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended September 30, 2021 compared to the three months ended September 30, 2020; and
•the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

(in millions)	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Revenue	$63.1	$51.8	$11.3	21.8%
Cost of services exclusive of depreciation and amortization	(30.5)	(25.9)	(4.6)	(17.8)%
Selling, general & administrative expenses	(18.8)	(14.0)	(4.8)	(34.3)%
Depreciation and amortization	(7.9)	(6.0)	(1.9)	(31.7)%
Income from operations	5.9	5.9	—	—%
Other income (expense)
Interest expense	(3.2)	(4.1)	0.9	22.0%
Other income (expense)	—	—	—	NM
Total other expense	(3.2)	(4.1)	0.9	22.0%

Income (loss) before income taxes	2.7	1.8	0.9	50.0%
Income tax benefit (expense)	(5.7)	(0.2)	(5.5)	NM
Net income (loss)	$(3.0)	$1.6	$(4.6)	NM

NM - not meaningful
Revenue
Total revenue was $63.1 for the three months ended September 30, 2021 as compared to total revenue of $51.8 for the three months ended September 30, 2020. The increase of $11.3, or 21.8%, was driven by a $9.3 or 30.6% increase in Integrated Solutions and $2.0 or 9.1% increase in Payment Services for the three months ended September 30, 2021.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $4.6, or 17.8%, to $30.5 for the three months ended September 30, 2021 from $25.9 for the three months ended September 30, 2020. The increase was driven by higher revenue share and higher processing costs in Integrated Solutions partially offset by lower revenue share in Payment Services.

Selling, general & administrative
Selling, general and administrative expenses increased by $4.8, or 34.3%, to $18.8 for the three months ended September 30, 2021 from $14.0 for the three months ended September 30, 2020. The increase is primarily due to a $1.7 increase in compensation and benefits, $0.6 in professional services including accounting and consulting fees, $0.7 in insurance, $0.5 in technology related costs, and $0.4 in transaction related costs.
Depreciation and amortization
Depreciation and amortization increased by $1.9, or 31.7%, to $7.9 for the three months ended September 30, 2021 as compared to $6.0 for the three months ended September 30, 2020. The increase is primarily due to $1.3 in customer list amortization from additional customer list acquisitions in the three months ended September 30, 2021, and $0.5 in internal-use software amortization. This was offset by a decrease in depreciation expense of $0.1 in the three months ended September 30, 2021.
Interest Expense
Interest expense decreased by $0.9, or 22.0%, to $3.2 for the three months ended September 30, 2021 from $4.2 for the three months ended September 30, 2020, primarily due to lower LIBOR based interest rates on the Revolver and Term Loan credit facilities.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

(in millions)	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Revenue	$182.3	$152.0	$30.3	19.9%
Cost of services exclusive of depreciation and amortization	(86.8)	(75.3)	(11.5)	(15.3)%
Selling, general & administrative expenses	(56.6)	(43.5)	(13.1)	(30.1)%
Depreciation and amortization	(22.4)	(18.0)	(4.4)	(24.4)%
Income from operations	16.5	15.2	1.3	8.6%
Other income (expense)
Interest expense	(11.0)	(13.5)	2.5	18.5%
Other income (expense)	(8.0)	—	(8.0)	NM
Total other expense	(19.0)	(13.5)	(5.5)	(40.7%)

Income (loss) before income taxes	(2.5)	1.7	(4.2)	NM
Income tax benefit (expense)	(2.6)	(0.1)	(2.5)	NM
Net income (loss)	$(5.1)	$1.6	$(6.7)	NM

NM - not meaningful
Revenue
Total revenue was $182.3 for the nine months ended September 30, 2021 as compared to total revenue of $152.0 for the nine months ended September 30, 2020. The increase of $30.3, or 19.9%, was driven by a $22.2 or 24.7% increase in Integrated Solutions and $8.0 or 12.9% increase in Payment Services for the nine months ended September 30, 2021.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $11.5, or 15.3%, to $86.8 for the nine months ended September 30, 2021 from $75.3 for the nine months ended September 30, 2020. The increase was driven by higher revenue share and processing costs in Integrated Solutions.
Selling, general & administrative
Selling, general and administrative expenses increased by $13.1, or 30.1%, to $56.6 for the nine months ended September 30, 2021 from $43.5 for the nine months ended September 30, 2020. The increase is primarily due to a $4.3 increase in compensation and benefits, $1.9 in professional services including accounting and consulting fees, $2.0 in insurance, $1.4 in technology related costs, $0.8 from contingent tax liability, and $1.4 in transaction related costs.
Depreciation and amortization
Depreciation and amortization increased by $4.4, or 24.4%, to $22.4 for the nine months ended September 30, 2021 as compared to $18.0 for the nine months ended September 30, 2020. The increase is primarily due to $2.7 in customer list amortization from additional customer list acquisitions in the three months ended September 30, 2021, $1.0 in technology amortization from the TPG and Paragon acquisitions, and $1.1 in internal-use software amortization. This was offset by a decrease in depreciation expense of $0.6 in the nine months ended September 30, 2021.

Interest Expense
Interest expense decreased by $2.5, or 18.5%, to $11.0 for the nine months ended September 30, 2021 from $13.5 for the nine months ended September 30, 2020, primarily due to lower LIBOR based interest rates on the Revolver and Term Loan credit facilities.
Other expense
Other expense of $8.0 for the nine months ended September 30, 2021 is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement offset by $0.7 gain on the change in value of the Tax Receivable Agreement liability.
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
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three and nine months ended September 30, 2021 and September 30, 2020 are shown in the table below:

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Payment volume	$11,054.2	$8,657.8	$2,396.4	27.7%

The increase in volume for the three months ended September 30, 2021 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Payment volume	$31,201.3	$24,092.0	$7,109.3	29.5%
The increase in volume for the nine months ended September 30, 2021 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.
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

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(3.0)	$1.6	$(5.1)	$1.6
Depreciation & amortization	7.9	6.0	22.4	18.0
Tax expense (benefit)	5.7	0.2	2.6	0.1
Interest and other expense	3.2	4.1	19.0	13.4
EBITDA	13.8	11.9	38.9	33.1

Transaction-related expenses(a)	0.9	0.5	2.4	0.9
Stock based compensation(b)	0.9	0.4	2.5	1.1
Restructuring costs(c)	0.2	0.1	1.2	1.3
Discontinued service costs(d)	—	—	0.2	—
Management fees and expenses(e)	—	0.3	—	0.9
Business combination costs(f)	0.2	—	0.8	—
Contingent non-income tax liability(g)	—	—	0.8	—
Other costs(h)	0.3	0.3	1.1	1.0
Total adjustments	2.5	1.6	9.0	5.2
Adjusted EBITDA	$16.3	$13.5	$47.9	$38.3

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
(c)Represents costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of headquarters from Reston, VA to Atlanta, GA, certain staff restructuring charges, including severance, and acquisition related restructuring charges in connection with the Paragon transaction.
(d)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(e)Represents advisory fees that we will not be required to pay going forward.
(f)Represents non-recurring public company start-up costs.
(g)Represents non recurring contingent non-income tax liability.
(h)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization and further adjustments to exclude certain non-cash items and other non-recurring items that management believes are not indicative of ongoing operations to come to Adjusted Net Income.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(3.0)	$1.6	$(5.1)	$1.6

Amortization add back	6.6	5.0	19.0	15.1
Debt refinancing interest expense(a)	—	—	8.5	—
Transaction-related expenses(b)	0.9	0.5	2.4	0.9
Stock based compensation(c)	0.9	0.4	2.5	1.1
Restructuring costs(d)	0.2	0.1	1.2	1.3
Discontinued service costs(e)	—	—	0.2	—
Management fees and expenses(f)	—	0.3	—	0.9
Business combination costs(g)	0.2	—	0.8	—
Contingent non-income tax liability(h)	—	—	0.8	—
Other costs(i)	0.3	0.3	1.1	1.0
Total adjustments	9.1	6.6	36.5	20.3
Tax effect of adjustments(j)	(0.6)	—	(3.0)	—
Adjusted Net Income	$5.5	$8.2	$28.4	$21.9

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
(d)Represents costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of headquarters from Reston, VA to Atlanta, GA, certain staff restructuring charges, including severance, and acquisition related restructuring charges in connection with the Paragon transaction.
(e)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(f)Represents advisory fees that we will not be required to pay going forward.
(g)Represents non-recurring public company start-up costs.
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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$39.7	$30.4	$9.3	30.6%
Segment gross profit(1)	$20.1	$16.2	$3.9	24.0%
Segment gross profit margin	50.8%	53.5%

Payment Services
Segment revenue	$23.4	$21.4	$2.0	9.1%
Segment gross profit(1)	$12.4	$9.7	$2.7	28.5%
Segment gross profit margin	53.0%	45.0%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $39.7 for the three months ended September 30, 2021 as compared to $30.4 for the three months ended September 30, 2020. The increase of $9.3 was primarily driven by Integrated Card growth.
Gross profit for the Integrated Solutions segment was $20.1 resulting in a gross profit margin of 50.8% for the three months ended September 30, 2021 as compared to $16.2 with a gross profit margin of 53.5% for the three months ended September 30, 2020. The increase of $3.9 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share related to revenue growth, partner mix, and higher processing costs.

Payment Services
Revenue for the Payment Services segment was $23.4 for the three months ended September 30, 2021 as compared to $21.4 for the three months ended September 30, 2020. The increase of $2.0 was driven by ACH growth.
Gross profit for the Payment Services segment was $12.4 resulting in a gross profit margin of 53.0% for the three months ended September 30, 2021 as compared to $9.7 with a gross profit margin of 45.0% for the three months ended September 30, 2020. The increase of $2.7 in segment gross profit was primarily driven by ACH growth.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$112.1	$89.9	$22.2	24.7%
Segment gross profit(1)	$59.5	$48.0	$11.5	23.9%
Segment gross profit margin	53.1%	53.4%

Payment Services
Segment revenue	$70.2	$62.2	$8.0	12.9%
Segment gross profit(1)	$36.0	$28.7	$7.3	25.3%
Segment gross profit margin	51.2%	46.2%
(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $112.1 for the nine months ended September 30, 2021 as compared to $89.9 for the nine months ended September 30, 2020. The increase of $22.2 was primarily driven by Integrated Card and government growth.
Gross profit for the Integrated Solutions segment was $59.5 resulting in a gross profit margin of 53.1% for the nine months ended September 30, 2021 as compared to $48.0 with a gross profit margin of 53.4% for the nine months ended September 30, 2020. The increase of $11.5 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share and processing costs.
Payment Services
Revenue for the Payment Services segment was $70.2 for the nine months ended September 30, 2021 as compared to $62.2 for the nine months ended September 30, 2020. The increase of $8.0 was primarily driven by ACH growth.
Gross profit for the Payment Services segment was $36.0 resulting in a gross profit margin of 51.2% for the nine months ended September 30, 2021 as compared to $28.7 with a gross profit margin of 46.2% for the nine months ended September 30, 2020. The increase of $7.3 in segment gross profit was primarily driven by ACH growth.
For a reconciliation of segment gross profit to total U.S. GAAP operating profit, excluding depreciation and amortization, and including certain corporate-level expenses, see notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources

Overview

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities and more recently with an equity issuance. We have historically sourced our acquisitions with cash flow from operations, and when needed, with capital infusions from Ultra and borrowings under our credit facilities and more recently an equity issuance. As of September 30, 2021, we had $133.1 million of cash and cash equivalents on hand and borrowing capacity of $45.0 million from our Revolver. We believe that our cash on hand and additional availability under the Revolver, combined with cash flows from operations, will enable us to fund our operations and our debt service for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial and industry conditions, including the continued impact of COVID-19.

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

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash provided (used) by operating activities	$18.7	$16.4
Net cash provided (used) by investing activities	(39.3)	(5.0)
Net cash provided (used) by financing activities	130.1	(5.0)
Change in cash	$109.5	$6.4
Operating Activities
Net cash provided by operating activities increased $2.3 to $18.7 for the nine months ended September 30, 2021 compared to $16.4 used by operating activities for the nine months ended September 30, 2020. The increase in net cash provided by operating activities was primarily due to higher payment volume in the nine months ended September 30, 2021.
Investing Activities
Net cash used in investing activities increased $34.3 to $39.3 in the nine months ended September 30, 2021 from $5.0 in the nine months ended September 30, 2020. The increase in cash used by investing activities was primarily driven by the purchase of Paragon Payment Solutions for $19.1 less cash received of $0.8 and an increase in purchases of customers lists of $15.4 in the nine months ended September 30, 2021. In addition, we used $5.0 for capital expenditures and capitalization of internal use software in the nine months ended September 30, 2021 compared to $4.4 in the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities increased $135.1 to $130.1 for the nine months ended September 30, 2021 from a use of $5.0 for the nine months ended September 30, 2020. The increase in cash used in financing activities was primarily due to proceeds from the Equity Offering of $116.8 in the nine months ended September 30, 2021. In addition the Company repaid its long-term debt of $228.1 under its Prior Credit Agreement and borrowed $250.0 under a new Credit Agreement along with payment of debt issuance costs of $6.4 in the nine months ended September 30, 2021.
Indebtedness

On June 25, 2021, Paya entered into a credit agreement which governs new senior secured credit facilities, consisting of a $250.0 million senior secured term loan facility (the “Term Loan”), and a $45.0 million senior secured revolving credit facility (the “Revolver”). Beginning on December 31, 2021, the Company will make quarterly amortization payments on the Term Loan. As of September 30, 2021, $250.0 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Contractual Obligations

In the ordinary course of business, we entered into various contractual obligations for varying terms and amounts. The following table sets forth the material increases to our contractual obligations and commitments during the nine months ended September 30, 2021, as compared to the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The long-term debt disclosed in the Annual Report on Form 10-K was repaid during the three months ended June 30, 2021, and replaced with the new Term Loan (see Note 6 of the notes to our unaudited condensed consolidated financial statements).

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
(in millions)
Long-term debt(i)	$250.0	0.6	4.9	4.9	239.6
Interest on long-term debt(ii)	$65.3	2.5	19.8	19.4	23.6
Rent payments(iii)	$1.0	0.1	0.6	0.3	0.0

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

Effects of Inflation

While inflation may impact our revenues and cost of services, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including inflation as a result of the COVID-19 pandemic.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting when we cease to be an “emerging growth company,” as defined in the JOBS Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of September 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting in such Annual Report. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amendment No. 1 to Warrant Agreement, dated September 15, 2021, by and between Paya Holdings Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc. Current Report on Form 8-K filed on September 15, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
1010.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
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

Date: November 8, 2021	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer