Form 10-K
period 2021-12-31
Paya Holdings Inc.
filed 2022-03-15
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.
The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter, June 30, 2021, was approximately $905 million. There were 132,067,113 shares of common stock, par value $0.001 per share, issued and outstanding as of March 1, 2022.
Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Paya Holdings Inc.

Annual Report on FORM 10-K
December 31, 2021

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
•risks relating to Paya’s relationships within the payment ecosystem;
•risk that Paya may not be able to execute its growth strategies;
•risks relating to data security;
•changes in accounting policies applicable to Paya; and
•the risk that Paya may not be able to remediate the existing material weakness related to the income tax provision or develop and maintain effective internal controls.

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

Overview

We are a leading independent integrated payments and commerce platform providing card, Automated Clearing House ("ACH"), and check payment processing solutions via software to middle-market businesses in the United States. Our solutions integrate with our customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting systems. In this manner, we enable our customers to collect revenue from their consumer ("B2C") and business ("B2B") customers with a seamless experience and high-level of security across payment types. Given the focus on B2B and consumer bill payments integrated into software, 87% of our payment card volume is card-not-present and on average, our customers accept approximately $500,000 of credit and debit card volume per year. These metrics are both significantly higher than industry average according to the Nilson Report published in March 2021.

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

We have built industry-leading scale with a highly diverse customer portfolio. As of December 31, 2021, we served over 100,000 businesses, representing over $40 billion in card and ACH payment volume for the year ended December 31, 2021. Our customer portfolio is highly diversified with no single customer representing more than 1% of payment revenue for the year ended December 31, 2021. Average transaction size was approximately $260 inclusive of all card and ACH payment transactions in 2021.

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

Integrated Solutions

Our Integrated Solutions segment represents the delivery of our credit and debit card payment solutions, and to a lesser extent, ACH processing solutions to customers via integrations with software partners across our strategic vertical markets. Our Integrated Solutions partners include vertical focused front-end CRM software providers as well as back-end Enterprise Resource Planning ("ERP") and accounting solutions. Integrated Solutions represented 62.2% of revenue for the year ending December 31, 2021.

Payment Services

The Payment Services segment represents the delivery of card payment processing solutions to our customers through resellers, as well as ACH, check, and gift card processing. Card payment processing solutions in this segment utilize Paya’s core technology infrastructure and do not typically originate through a software integration. ACH, check, and gift card processing may or may not be integrated with third-party software, however, Paya focuses on strategically cross selling these products with new software partners. Payment Services represented 37.8% of revenue for the year ending December 31, 2021.

Industry Overview
The payment processing industry enables businesses to accept and deliver credit and debit card, ACH, and other payment processing services. We believe the industry will continue to experience growth driven by broader acceptance of electronic payments methods and continued delivery of value-added functionality via payment technology and related solutions.
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
8.For debit and credit card transactions, the card network then routes the funds to Paya’s sponsor banks. The sponsor banks, in our case BMO Harris and Chesapeake Bank, are members of the card networks and ultimately provide Paya access to the card networks. In the case of ACH transactions (7A in the diagram), Paya’s ODFI funds the business’ bank account without funds flowing through any third-party payment processor.
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
Market Developments
We determined that we are a leading independent integrated payments and commerce platform based on data published by the Nilson Report, which is a trade publication specializing in the global card and payment industry. According to the Nilson Report, Paya was a leading independent payments provider for U.S. Card Not Present transactions on the basis of both total number of transactions and dollar volume during 2020. We define an independent payments provider as one that is not owned by a bank or FIS. Data from the Nilson Report shows that Paya’s proportion of card-not-present transactions, volume per transaction and volume per customer are all considerably higher than other independent payment providers with which we compete. This combination of high volume and favorable card metrics demonstrates that Paya is a leading platform among integrated payment providers.

COVID-19 Pandemic

The COVID-19 pandemic and subsequent shelter-in-place and social distancing policies, as well as the broader economic decline, had a material impact on our business in 2020 and 2021. Many of our customers experienced a decline in transaction volumes from pre COVID-19 levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. This was evident by stable or growing volumes in our B2B Goods & Services, Government & Utilities, and Non-Profit verticals. Lastly, we benefited from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.
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
While our business was impacted by the COVID-19 pandemic, we have demonstrated resilience due to our portfolio of attractive, less-cyclical end markets. While we have not seen a meaningful degradation in new customer enrollment or an increase in existing customer attrition as a result of COVID-19, we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity.
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
•Pursue strategic M&A. We will continue to opportunistically make strategic acquisitions to enhance our scale, expand into new verticals, add product capabilities and embed payments in vertical software. Our success with Paragon Payment Solutions ("Paragon"), First Billing Services (“FBS” or “First Billing”), Stewardship Technology, Inc. (“Stewardship”), and The Payment Group ("TPG") and our dedicated M&A team position us for success in this area. In January 2022, we completed the acquisition of VelocIT Business Solutions, which provides fully integrated, onmichannel payment solutions to accounting and ERP partners.
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
Healthcare
Our healthcare portfolio is primarily comprised of ambulatory providers and healthcare practices that we serve through ISV partners. Our differentiated solutions in this end market include flexible funding, pre-authorization, and reporting capabilities, acceptance of health savings account ("HSA") & flexible spending account ("FSA") cards, and multi-layer location management. While our existing customers focus on these sub-verticals, our core capabilities are broadly applicable to software providers focused on specialty medicine. The healthcare end market is characterized by underlying secular growth and complex payment functionality needs that serve as a barrier to entry for competitors.
Faith-based, Education & Non-profit
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
Paya End Market Revenue Composition by Vertical as of December 31, 2021

(1) 2021A; includes both card and ACH.

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
Organization
We have significantly invested in our information technology ("IT") and product teams and capabilities. Our product management team employs a customer-centric approach. This team maintains a close connection with the sales force, a strong understanding of customer feature requirement needs in the pipeline, and a continuous assessment of market trends. The team of product management professionals is supported by an agile IT development organization and robust on-shore and off-shore development support focused on building payments applications and additional value-added services into integrated solutions. Our technology infrastructure team is focused on maintaining the integrity and security of client data and ensuring best-in-class cyber security technology is deployed.

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
•Secure processing environment: Secure processing environment, allowing compliance with requirements such as PCI, PCIe, and NIST.
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
Security, Disaster Recovery and Back-up Systems
Paya has a robust technology security framework to manage and protect the large amount of information we store relating to customer transaction history and payment card information. We encrypt card information and customer data that is stored in our databases. Paya continues to deploy strong commercially acquired encryption methods. We have relationships with several third-party security technology vendors to disrupt threats including email threat protection (anti-phishing), endpoint security (anti-virus), network next-gen security, and firewalls. In addition to these measures, Paya has an external Security Operations Center which monitors for malicious activity 24 hours a day, 7 days a week. This team is responsible for detecting intrusions, malware, and other events that could jeopardize data integrity, availability, and confidentiality. Upon detection, they work with Paya to protect against and contain the risk. We also leverage vendors for internal and external penetration testing, and for forensic incident response. Our security processes and procedures have been evaluated and validated by several third-party compliance tests:
•Payment Card Industry Data Security Standard (“PCI-DSS”)
•Payment Application Data Security Standard (“PA-DSS”)
•National Automated Clearing House Association (“NACHA”)
•NIST Cybersecurity Framework
•Third party cyber assessments
In the summer of 2019, we completed a total platform modernization and infrastructure refresh. This included the relocation and upgrade of our physical infrastructure to a Tier 1 hardened location. In doing so, we significantly improved the performance of our platforms, raised our availability numbers, more efficiently satisfied current compliance mandates, and reduced our licensing profile. Within this new operating construct, we now have multiple levels of redundancy covering network, servers, storage, and applications via virtualization. We also modernized the network infrastructure of all our office locations and installed multiple redundant network paths, including last mile ISP and Telco. Our infrastructure roadmap includes further expansion into off premise Cloud infrastructure, leveraging Amazon Web Services ("AWS") and continuous dual location processing, removing the occurrence of service interruptions during scheduled maintenance periods. This will also dramatically reduce physical site risk.
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
Our original processing agreement with Global Payments (the “Global Payments Agreement”) was entered into in April 2012. We entered into a new agreement in July 2018, which is in effect through July 2022 and automatically renews for successive one-year terms unless either party provides one-hundred eighty (180) days written notice of non-renewal to the other party.
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
Our sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and Mastercard networks. If we were to breach these sponsorship agreements, the sponsor banks can terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. As of December 31, 2021, we have not been notified of any such issues by our sponsor banks, Visa or Mastercard.
In addition to bankcard processing, we process EFT transactions through the ACH network. We process ACH transactions, which require requesting customer-processed funds from the bank each day, receiving the funds, and then repaying those funds to the customer. We perform this service using the Enterprise ACH system (“eACH”) and the eMagnus system, our proprietary database and transaction processing system. eMagnus automatically calculates splits with our customers and determines the pay-out schedule. Owning the ACH processing engine represents a key differentiator for us as we control the end-to-end user experience and provide a payment-method agnostic experience to our partners. We have longstanding relationships with multiple ODFIs, including Wells Fargo, Fifth Third Bank, and America's Christian Credit Union ("ACCU"). ODFIs interface between the Federal Reserve and ACH processors to facilitate payment flows.
Customers
Customer and Transaction Risk Management
We maintain a complete underwriting and risk monitoring management infrastructure with a dedicated team of underwriters, credit analysts, and risk and compliance management leads. Given that our core end markets are primarily focused on B2B and less focused on C2B and retail e-Commerce, we experience low levels of fraud and chargeback risk. Card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the business incurring the chargeback is unable to fund the refund to the card issuing bank, we are required to do so. For the year ended December 31, 2021, Bad Debt Expense was $1.4 million.
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
Competition
We compete with a variety of merchant acquirers that have different business models, go-to-market strategies and technical capabilities. Many merchant acquirers provide integrated payments solutions and/or related hardware to customers within our existing verticals. Our competition comes from a combination of niche players and horizontal acquirers which differ by individual vertical, including EVO Payments, REPAY, i3 Verticals, Stripe, and the acquiring arms of FIS, FISERV and Global Payments. Our competitors also include banks, credit card providers, technology and ecommerce companies.
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
Dodd-Frank Act
The Dodd-Frank Act of 2010, and the related rules and regulations have resulted in significant changes to the regulation of the financial services industry. Merchants are permitted to set minimum dollar amounts for the acceptance of credit cards and to offer discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers. There are certain prohibitions on card brand network exclusivity and merchant routing restrictions of debit card transactions. Additionally, the Durbin Amendment to the Dodd-Frank Act provides that the interchange fees that certain issuers charge merchants for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the issuer in authorizing, clearing and settling the transactions. Rules released by the Federal Reserve in July 2011 to implement the Durbin Amendment mandate a cap on debit transaction interchange fees for issuers with assets of $10 billion or greater.
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
Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a number of jurisdictions. Relevant federal privacy laws may include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act ("FCRA") and the Fair and Accurate Credit Transactions Act of 2003 ("FACTA"), which regulate the use and reporting of consumer credit information and also impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of personal information such as Social Security and driver’s license numbers and imposing secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. States are increasingly legislating data protection requirements for a broader list of personal data, such as biometric data, and are strengthening protections for students’ personal information. All fifty states, Puerto Rico, and the U.S. Virgin Islands have now enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies that possess data. In June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA requires companies that process personal information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, will grant consumers specific access rights to their data, will allow consumers to opt out of certain data sharing with or sales to third parties and will create a new cause of action for data breaches. The CCPA has broadly defined personal information to include any information that is linked or reasonably linkable to a consumer. Moreover, the California Privacy Rights Act (“CPRA”), was approved by California voters in the election on November 3, 2020. The CPRA, which becomes effective on January 1, 2023, will significantly modify and expand the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Similar comprehensive privacy laws have been enacted in the states of Virginia and Colorado, each of which will each become effective in 2023. Given the novelty of the Virginia and Colorado laws and the relative lack of regulatory guidance under the CPRA, it is not fully known how these state privacy laws will be interpreted and enforced.

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
The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Card Act”) together with the Federal Reserve’s amended Regulation E, set forth the requirements with respect to general use prepaid gift cards, store gift cards and electronic certificates. These include certain prohibited features and revised disclosure obligations. Prepaid services may also be subject to the rules and regulations of Visa, Mastercard, Discover and American Express and other payment networks with which our clients and the card issuers do business. The customers who utilize the gift card processing products and services that we may sell are responsible for compliance with all applicable rules and requirements relating to their gift product program.
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
Human Capital Management
As of December 31, 2021, we employed approximately 300 employees across seven U.S. office locations, with some employees working remotely. We are an Equal Employment Opportunity and Affirmative Action employer. All aspects of employment including the decision to hire, promote, discipline, or discharge, are based on merit, competence, performance, and business needs. We do not discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local law.

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

Our executive management team and People Operations regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees. The Compensation Committee assists our Board in its oversight of human capital management including, corporate culture, diversity and inclusion, recruiting, retention, attrition, talent management, career development and progression, succession and employee relations.

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

Other Available Information

Our website address is www.paya.com. We make available on the Investor Relations section of our website, which can be found at investors.paya.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the Securities and Exchange Commission ("SEC").

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We use these mediums, including our website, to communicate with our stockholders and the public about our Company.

The information contained on, or that can be accessed through, the websites referred to above are not incorporated into this Annual Report. Further, our references to the website addresses are intended to be inactive textual references only.

Item 1A. Risk Factors

RISK FACTOR SUMMARY

Our business involves significant risks and uncertainties that make an investment in us speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors, which is presented below.

•Factors that affect the payment processing business, such as economic and political risk, including the business cycles of our merchants and distribution partners and the overall level of consumer and commercial spending, may have a material adverse effect on our business and results of operations.
•The COVID-19 pandemic has caused severe disruptions in the global economy, which have had, and may continue to have, a material adverse effect on our business and results of operations.
•The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.
•Reliance on third parties, including our strategic relationship with Sage, and distribution partners that may not serve us exclusively and are subject to attrition and merchants who may be reluctant to switch to a new merchant acquirer, which may adversely affect our growth.
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
•If we fail to comply with the applicable requirements of card networks and industry self-regulatory organizations, those card networks or organizations could seek to fine us, suspend us, or terminate our registrations through our bank sponsors or our merchants or sales partners may incur fines or penalties that we cannot collect from them, causing us to bear the cost.
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
•Our reliance on other service and technology providers may result in service interruptions for our merchants.
•Fraud by merchants or others could subject us to liability and materially affect our results.
•Our reliance on bank sponsors, which have substantial discretion with respect to certain elements of our business practices to process electronic payment transactions may materially adversely affect our business.
•We incur liability when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers.
•Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.
•Our ability to successfully operate the business depends upon the efforts of certain key personnel and our ability to attract, recruit, retain and develop qualified employees.
•We are subject to extensive government regulation, including the Bank Secrecy Act and limitations on consumer information among others, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have an unfavorable impact on our business, financial condition and results of operations.
•The elimination of London Interbank Offered Rate ("LIBOR") may adversely affect our results of operations.
•We have and will continue to have high levels of indebtedness.
•Legal proceedings could have a material adverse effect on our business, financial condition or results of operations.
•We have identified a material weakness in our internal control over financial reporting related to the income tax provision. If we are unable to remediate this material weakness, or if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
•The price of our common stock has in the past and may continue to fluctuate substantially.

RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Operations

The COVID-19 global pandemic has had, and may continue to have, a material adverse effect on our business and results of operations.

The COVID-19 global pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. While several countries, as well as states in the United States, relaxed the public health restrictions throughout 2021 partly as a result of the introduction of vaccines, recurring COVID-19 outbreaks, including caused by different virus variants, continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally.

The COVID-19 pandemic had a material impact on our business in 2020 and in 2021. Many of our customers experienced a decline in transaction volumes from pre COVID-19 levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. Lastly, we benefited from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.

In response to the COVID-19 pandemic, we took precautionary measures to ensure the safety of our employees, support our customers, and mitigate the impact on our financial position and operations. In 2020, we implemented remote working capabilities, and in 2021, we implemented a hybrid remote work policy for our entire organization with minimal disruption to our operations or key operating performance indicators. The federal government has sought to establish a vaccine mandate for employers with more than 100 employees. Currently, the implementation of the vaccine mandate has been blocked by a federal appeals court and withdrawn by the Biden administration. It is possible that additional mandates may be announced by local jurisdictions. Although we cannot predict with certainty the impact that the federal vaccine mandate and other potential vaccine mandates or any other related measures may have on our workforce and operations, these mandates may result in increased operating costs, labor disruptions or employee attrition, which could be material.

Due to the uncertainty of COVID-19, we continue to assess the situation, including abiding by any government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that COVID-19 will have on our operations. Even though our customers have substantially re-opened their operations, we cannot accurately predict the ongoing impact of government regulations and changing consumer behavior on our business. While we did not see a meaningful degradation in new customer enrollment or an increase in existing customer attrition in 2020 and 2021 as a result of COVID-19, it is possible that those business trends may change if economic hardship across the country persists. Any significant reduction in consumer visits to, or spending at, our customers’ establishments would result in a loss of revenue to us. Further, disruptions in the business operations of our prospective partners because of their responses to COVID-19 may result in delays in the formation or implementation of new partnerships.

In addition, the possible global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including inflationary pressures, a rise in employee turnover, supply change shortages and decreased consumer confidence resulting from the COVID-19 pandemic. Changing consumer behaviors because of the COVID-19 pandemic may also have a material impact on our revenue for the foreseeable future.

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

The payment processing industry is highly competitive. We primarily compete in the middle market merchant industry. Competition has increased recently as other providers of payment processing services have established a sizable market share in the middle market. Our primary competitors for middle market merchants include financial institutions and their affiliates and well-established payment processing companies that target middle market merchants directly and through third parties, including EVO Payments, REPAY, i3 Verticals, Stripe, and the acquiring arms of FIS, FISERV, and Global Payments. We also compete with many of these same entities for distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we must continually expend resources to maintain those distribution partner relationships. Our growth depends on our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

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

We are also facing new competition from emerging and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and products. Certain of these competitors integrate proprietary software and service solutions with electronic payments services and have significant financial resources and robust networks that could allow them to have access to merchants needing electronic payments services. If these new entrants gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. These new entrants also may compete in ways that minimize or remove the role of traditional payment gateways in the electronic payments process upon which our services are based, which could also limit our ability to retain or grow those relationships. The wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems in which traditional intermediaries play only minor roles. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies can alter consumer card, ACH and check payment processing behavior and consequently result in our products and services becoming unnecessary for merchants and partners. Wide acceptance of alternative payments methods could have a material adverse impact on our business.

Consolidation among financial institutions, including the merger of our customers with other entities that are not our customers could materially affect our financial position, results of operation and cash flows.

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, is a risk that could negatively affect our existing agreements and future revenues with our merchants and partners. Continued consolidation among financial institutions could increase the bargaining power of our current and future customers and further increase our customer concentration. Consolidation among financial institutions and retail customers and the resulting loss of any significant number of customers by us could have a material adverse effect on our financial position, results of operations and cash flows.

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

Failing to successfully implement initiatives to grow or improve our products and services could also adversely impact our business. While we offer redundant back-up capabilities inside of our data center environments, we still have site specific risk related to physical or communication network-based outages. Additionally, we rely on AWS and Azure to operate certain aspects of our service, including providing a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We continue building out full redundancy to prevent downtime in the case of an outage, we currently may encounter disruptions or interference in connection with our use of AWS and Azure. This could have an impact on our operations and consequently, our business would be adversely impacted if our partners and merchants leave due to a downtime or disruption.

Potential distribution partners and merchants may be reluctant to switch to a new merchant acquirer, which may adversely affect our growth.

Many potential distribution partners and merchants worry about potential disadvantages associated with switching payment providers, such as a loss of accustomed functionality, increased costs, and business disruption. For distribution partners, switching to us from another payment provider or integrating with us may constitute a significant undertaking. As a result, many distribution partners and merchants often resist change. There can be no assurance that our strategies for overcoming potential reluctance to change vendors or initiate a relationship with us will be successful, and this resistance may adversely affect our growth and performance results.

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

Visa, Mastercard and other card networks set complex and evolving rules and standards with which our sponsor banks, third-party processors and we must comply. The payment networks and their member financial institutions routinely update, generally expand and modify requirements applicable to merchant acquirers, including rules regulating data integrity, third-party relationships (such as those with respect to sponsor banks and ISOs), merchant chargeback standards and PCI-DSS. Under certain circumstances, we are required to report incidents to the card networks within a specified time frame.

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

If we, our bank sponsors or our third-party processors fail to comply with the applicable rules and requirements of the Visa or Mastercard payment networks, Visa or Mastercard could suspend or terminate our registration. Further, our transaction processing capabilities, including settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us, or suspend or terminate our registrations which allow us to process transactions on their networks, making it impossible for us to conduct our business on its current scale. Under certain circumstances specified in the payment network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the PCI-DSS. Such activities may reveal that we have failed to comply with the PCI-DSS. In addition, even if we comply with the PCI-DSS, there is no assurance that we will be protected from a security breach.

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

Maintaining or increasing our profitability is dependent on consumers and businesses continuing to use credit cards, debit cards and make ACH payments at the same or increasing rate. If consumers do not continue to use these cards or methods of payment for their transactions or if there is a change in the mix of payments between cash and electronic payments which is adverse to us, our profits could decline and we could incur material losses. Regulatory changes may also result in merchants seeking to charge customers additional fees for use of electronic payments which may discourage their use. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of businesses to protect or store their information, causing consumers to discontinue use of electronic payment methods. Security breaches could also result in financial institutions cancelling large numbers of credit and debit cards, or consumers electing to cancel their cards following such an incident. These events could result in reduced use of electronic payments, and therefore, could adversely affect our business, financial condition and operating results.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased costs and the loss of revenues, earnings, merchants and distribution partners if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments industry in which we compete is subject to rapid technological changes and is characterized by new technology, product and service introductions, evolving industry standards, regulatory compliance, changing merchant needs and the entrance of non-traditional competitors. We are subject to the risk that our existing products and services become obsolete, and that we are unable to develop new products and services in response to industry demands. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry trends. We are continually involved in a number of projects, such as ongoing enhancements to our Paya Connect platform and other new offerings, emerging in the electronic payments industry, many of which require investment in non-revenue generating products or services that our distribution partners and merchants expect to be included in our product and service offerings. These projects carry the risks associated with any development effort, including difficulty in determining market demand and timing for delivery of new products and services, cost overruns, delays in delivery and performance problems.

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

Our ability to grow our business will depend in part on the addition of new partners, and an inability to effectively onboard these new partners could have a material adverse effect on our business, financial condition and results of operations. We may encounter delays onboarding partners due to the continuing effects of COVID-19, issues integrating the partner into Paya Connect, or other unforeseen circumstances. If we do not effectively onboard our new partners, including assisting such partners to quickly resolve any post-onboarding issues and provide effective ongoing support, our reputation could be damaged and our ability to add new partners and our relationships with our existing partners could be adversely affected. Additionally, if we fail to onboard these partners in a timely manner, it could lead to delays in collecting revenues that we may otherwise receive, causing our financial condition and results of operations to be adversely affected.

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
•we may not be able to generate the cash necessary to execute our acquisition strategy; and
•we may be unable to maintain uniform standards, controls, procedures, and policies as we attempt to integrate the acquired businesses, and this may lead to operational inefficiencies.
The occurrence of any of these factors could adversely affect our growth strategy.

We are subject to economic and political risk, the business cycles of our merchants and distribution partners and the overall level of consumer and commercial spending, which could negatively impact our business, financial condition, and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, commercial and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. In 2020 and 2021, in response to the COVID-19 pandemic, the Federal Reserve decreased the federal funds rate to near 0.00%. However, the Federal Reserve has indicated it expects to increase rates starting in 2022, in three one quarter point increases, and then in 2023 and 2024. Increases in interest rates could adversely affect our financial performance by reducing the number or aggregate dollar volume of transactions made using electronic payments. If our merchants make fewer sales of their products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. In addition, sustained deterioration in general economic conditions or a weakening in the economy could force merchants to close at higher than historical rates, resulting in exposure to potential losses and a decline in the number of transactions that we process. We also have material fixed and semi-fixed costs, including rent, debt service, contractual minimums, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

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

Additionally, merchant fraud occurs when employees of merchants change the merchant demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be sure that these measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our chargeback or other liability. In addition, beginning in October 2015, U.S. merchants that cannot process EMV, chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This has increased the risk to merchants who are not yet EMV-compliant and shifted a substantial amount of fraud to card-not-present transactions, which is the primary environment in which we operate. This increased risk and the shift to card-not-present fraud has resulted in us having to seek increased chargebacks from such merchants. Increases in chargebacks, failure to recover fraud-related losses from our merchants that have not yet complied with EMV standards or other liability could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends upon the continued services of our senior management and other key personnel who have substantial experience in the electronic payments industry and the markets in which we offer our services. In addition, our success depends in large part upon the reputation within the industry of our senior managers who have, developed relationships with our distribution partners, payment networks and other payment processing and service providers. Further, for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with expertise across the entire spectrum of our intellectual capital needs. Our success is also dependent on the skill and experience of our sales force, which we must continuously work to maintain. While we have key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining the continuity of our operations. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market, especially of technology labor. A sustained labor shortage or increased turnover rates within our employee base, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs and could otherwise efficiently operate our business.

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

We and our contracted third parties could be subject to security breaches, cyber-attacks or cyber intrusions or disruptions by hackers, nation-state affiliated actions, and cyber-terrorists. Security breaches, cyber-attacks and cyber intrusions have generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A breach of a system may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.

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

Cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2018, the SEC issued guidance stating that public companies are expected to have controls and procedures that relate to cybersecurity disclosure, and are required under the federal securities laws to disclose information relating to certain cyber-attacks or other information security breaches. The SEC has also placed general cybersecurity disclosure requirements on its rule-making agenda for 2022, and, therefore, we are anticipating more detailed requirements about the information we may be required to regularly disclose. If we fail to comply with the relevant laws and regulations relating to cybersecurity, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

We currently have agreements with three sponsor banks (Wells Fargo, Fifth Third Bank, and ACCU), to execute ACH and wire transfers to support our processing services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. Currently, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for clients and the terms of our agreements with clients. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.

Inability to maintain our strategic relationship with Sage could adversely affect our business.

We have a strategic relationship with Sage Group plc, a global provider of integrated accounting, payroll, and payment solutions, which previously acquired Paya in 2006 and remained a strategic partner after GTCR, LLC acquired us in 2017. As part of this strategic relationship, we offer integration into Sage Intacct, X3, and other Sage products. During 2021, 2020 and 2019, we derived approximately 8.1%, 8.6%, and 8.5%, respectively, of our net revenue from this relationship. We depend on Sage to refer new merchants to us and deliver an acceptable level of software functionality and service to our joint customers. There can be no assurance we will realize the expected benefits from this strategic relationship or that it will continue in the future. If successful, this relationship may be mutually beneficial and result in the continued growth in joint customers. However, such a relationship carries an element of risk given the ongoing competition for this customer base. Also, if Sage fails to perform or if the relationship fails to continue as expected, we could suffer reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, to process electronic payment transactions. If these sponsorships are terminated and we are not able to secure new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, Mastercard, and other payment networks, and are, therefore, unable to directly access these payment networks, which are required to process transactions. These networks’ operating regulations require us to be sponsored by a member bank to process electronic payment transactions. We are currently registered with Visa and Mastercard through BMO Harris. We are also subject to network operating rules promulgated by the NACHA relating to payment transactions processed by us using the ACH Network. For ACH payments, our ACH network is sponsored by Wells Fargo and Fifth Third Bank. The term of the agreements with Wells Fargo and Fifth Third Bank, which automatically renew annually, do not have a fixed termination date but are terminable with written notice. From time to time, we may enter into other sponsorship relationships as well.

The current term of our agreement with BMO Harris lasts through November 1, 2022 and will thereafter automatically renew for one year periods unless either party provides the other at least six months’ notice of its intent to terminate. Although we believe our relationship with BMO Harris Bank is good, there cannot be any guarantee that BMO Harris Bank will not provide a notice of termination at any time.

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

Although we do not believe that we are substantially dependent on any of these agreements, bank sponsors do have discretion in these agreements and there is a possibility that the termination of a sponsorship could have an adverse impact on our business due to the need to transition services to an alternative provider. If any of these contracts were terminated, we believe we would be able to enter into alternative arrangements, although we may not be able to procure terms of an equal or more advantageous nature. Additionally, each of these agreements have wind down and de-conversion periods, which we believe would allow sufficient time for us to replace any of the aforementioned sponsors during such de-conversion periods. We are unable to predict with any certainty which terms might change in such alternative arrangements.

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

In July 2018, the Office of the Comptroller of the Currency (“OCC”) announced that it will begin accepting special purpose national bank charter applications from financial technology companies (“FinTech Charter”). Even though litigation has impacted the application for FinTech Charters, we cannot predict whether or which, if any, of our current or future competitors would take advantage of the charter, if available. However, such a development could increase the competitive risks discussed above or create new competitive risks, such as our nonbank competitors being able to more easily access the payment networks without the requirement of a bank sponsor, which could provide them with a competitive advantage.

Legal and Regulatory Risks

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have an unfavorable impact on our business, financial condition and results of operations.

In addition to those regulations discussed below that are imposed by the cards networks, NACHA and PCI-DSS, we are subject to numerous regulations that affect electronic payments including, U.S. financial services regulations, consumer protection laws, escheat regulations, the Family Educational Rights and Privacy Act (“FERPA”), the Protection of Pupil Rights Amendment (“PPRA”), and other privacy and information security regulations. Regulation and proposed regulation of our industry has increased significantly in recent years, with states enacting regulations in areas that have historically only been federally regulated. Changes to statutes, regulations, or industry standards, including interpretation and implementation of statutes, regulations, or standards, could increase our cost of doing business, affect our competitive balance, and significantly increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.

Interchange fees, which are typically paid by the payment processor to the issuer in connection with electronic payments, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, (the "Dodd-Frank Act”), significantly changed the U.S. financial regulatory system by regulating and limiting debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods.

Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could limit the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve”), because it is systemically important to the U.S. financial system. Because we provide data processing and other services to U.S. banks, we are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (the “FFIEC”), which is an inter-agency body of federal banking regulators. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse impact on our business, financial condition, and results of operations.

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

Our business may also be subject to the Fair Credit Reporting Act (the "FCRA”), which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA are not in compliance with the FCRA or regulations under it.

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

In addition, we, and those federally-insured depository institutions that sponsor our card processing activities and our ACH activities, are subject to the sanctions programs enforced by OFAC. If we fail to comply with these sanctions programs or our sanctions compliance program is found to be deficient then the fines or penalties we face may be severe and our efforts to remediate our sanctions compliance program may be costly and result in diversion of management time and effort and may still not guarantee compliance.

Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, and transfer of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. The Federal Trade Commission’s information safeguarding rules under the Gramm-Leach-Bliley Act require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider. Changes in our relationships with service providers, such as our plan to use AWS and Azure to provide additional redundancy, could further complicate the applicability of these regulations to our business. In addition, regulators are proposing new laws or regulations which could require us to adopt certain cybersecurity and data handling practices. In many jurisdictions, consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

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

The SHIELD Act requires companies to implement a written information security program that contains appropriate administrative, technical, and physical safeguards. The CCPA, which became effective on January 1, 2020 and becomes operative in January 2023, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our potential liability and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in effort to comply. Moreover, the CPRA, was approved by California voters in the election on November 3, 2020. The CPRA, which becomes effective on January 1, 2023, will significantly modify and expand the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. In 2021, Virginia and Colorado each enacted comprehensive consumer data protection legislation, which will also become effective in 2023. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape.

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

We are subject to extensive tax liabilities, including federal and state and transactional taxes such as excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. The rules dealing with taxation are constantly under review by legislators and regulators. We cannot predict how future tax proposals or regulations or other guidance issued by regulators might affect us. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations.

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

The elimination of LIBOR and the transition to other benchmarks may adversely affect our results of operations.

LIBOR and certain other “benchmarks” have been the subject of continuing national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In July 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, publicly announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. On December 31, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, ceased publication of USD LIBOR for the one week and two month U.S. dollar LIBOR tenors. Publications related to all other LIBOR tenors will cease immediately on June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Financial regulators in the United Kingdom, the European Union, Japan, and Switzerland also have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks will be adopted outside of the United States.

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

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies and activities may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and activities. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. We risk damage to our brand and reputation or limited access to capital markets and loans, if we fail to adapt to or comply with investor, lender or other stakeholder expectations and standards and potential government regulation in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. In addition, compliance with standards and regulation may result in additional costs.

Risks Relating to Indebtedness

We have and will continue to have high levels of indebtedness.

Paya Holdings III, LLC (“Paya III”), Holdings and other indirect subsidiaries of Paya are party to a Credit Agreement, dated as of June 25, 2021 (the “Credit Agreement”). As of December 31, 2021, there were no outstanding borrowings under the revolving credit facility thereunder (the “2021 Revolving Credit Facility”) and $249.4 million outstanding under the Term Loan facility thereunder (the “2021 Term Credit Facility” and together with the 2021 Revolving Credit Facility, the “2021 Credit Facility”). Because borrowings under the 2021 Credit Facility bear interest at variable rates, any increase in interest rates on debt that has not been fixed using interest rate hedges will increase interest expense, reduce cash flow or increase the cost of future borrowings or refinancings. Our indebtedness could have important consequences to our investors, including, but not limited to:

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
•limiting flexibility in planning for, or reacting to, changes in its business and the competitive environment; and
•limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

The Credit Agreement contains a change of control provision that could require us to amend or refinance the existing indebtedness.

The Credit Agreement provides that an event of default will occur upon a Change of Control, which includes us ceasing to beneficially own directly or indirectly through wholly owned subsidiaries all of the interests of the borrowers. In addition, a Change of Control event occurs if any person or group beneficially owns directly or indirectly a majority of Paya Holdings III’s voting equity interests (other than GTCR LLC and certain other specified persons). Neither GTCR LLC nor any of the other specified persons is contractually obligated to retain the voting equity interests they hold. If we are unable to amend the Credit Agreement or refinance the indebtedness thereunder, we will be limited in our ability to issue additional equity to any person which would acquire a majority of common stock following such issuance and will need to rely on other sources of financing, including additional borrowings.

Risks Relating to Ownership of our Common Stock and Our Status as a Public Company

We may issue additional common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Omnibus Plan without stockholder approval in a number of circumstances. In 2021, we issued a total of 15,362,438 shares of common stock, including shares issued in a primary offering, shares issued to partially finance the acquisition of Paragon Payment Solutions, shares issued in exchange for our then outstanding warrants, and shares issued under the Omnibus Plan. In addition, we are required to issue an aggregate of 14,018,188 shares of common stock to existing equity holders of Paya upon achievement of milestone targets. Our issuance of additional common stock or other equity securities of equal or senior rank would have the following effects:

•our existing shareholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and

•the market price of our common stock may decline.

Provisions in our charter and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

•provisions that authorize our board of directors, without action by our stockholders, to authorize by resolution the issuance of shares of preferred stock and to establish the number of shares to be included in such series, along with the preferential rights determined by our board of directors;
•provisions that permit only a majority of our board of directors or the Chair of the board of directors at the direction of a majority of the board of directors or, for so long as GTCR-Ultra Holdings, LLC ("Ultra") and its affiliates beneficially own at least 35% of our common stock, the Chair of the board of directors at the written request of the holders of a majority of the voting power of the then outstanding shares of voting stock, to call shareholder meetings, and therefore do not permit stockholders to call special stockholder meetings;
•provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of stockholders to propose matters for consideration at stockholder meetings; and
•a staggered board whereby our directors are divided into three classes, with each class subject to reelection once every three years on a rotating basis.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in its amended and restated certificate of incorporation.

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

A market for our common stock may not be sustained, which would adversely affect the liquidity and price of our common stock.

The price of our common stock may fluctuate significantly due to general market and economic conditions. An active trading market for our common stock may not be sustained.

We may be unable to satisfy NASDAQ listing requirements in the future, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

If we fail to continue to satisfy ongoing NASDAQ listing requirements, or if we are delisted, there could be significant material adverse consequences, including:

•a limited availability of market quotations for our common stock;
•a limited amount of news and analyst coverage for us; and
•a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities
We incur increased costs and obligations as a result of being a public company particularly after losing emerging growth company status.

We are required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the recent past. We expect these expenses will continue to increase as a result of our loss of “emerging growth company” status (as defined under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act")) as of December 31, 2021. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), regulations related thereto and the rules and regulations of the SEC and NASDAQ, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

As of December 31, 2021, we ceased to qualify as an emerging growth company and are required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. Consequently, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K on an ongoing basis.

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified a material weakness in our controls related to the operating effectiveness of the review of the annual income tax provision prepared by a third-party firm as of December 31, 2021. We did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision.

This material weakness resulted in adjustments that have been recorded in our consolidated financial statements as of and for the year ended December 31, 2021. Our management is committed to remediating this material weakness and is in the process of developing a remediation plan to address the material weakness.

Remediation of this existing or any other material weakness or any significant deficiency requires management to devote significant time and incur significant expense, and management may not be able to remediate the existing or any other material weakness or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements and cause us to fail to meet our reporting obligations. If we are unable to remediate the existing material weakness or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

In addition, we expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to improve our internal control environment. If we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities.

The price of our common stock has in the past and may continue to fluctuate substantially.

The market price for our common stock has and may continue to be volatile.

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

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate that our board of directors will declare dividends in the foreseeable future. In addition, the ability of our board of directors to pay dividends in the future may be restricted by our debt documents, our holding company structure and capital requirements at our subsidiaries. Because we do not pay dividends, and do not anticipate paying dividends for the foreseeable future, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, our stock price would likely be less than that which would be obtained if it had such coverage, and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover us, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our common stock by Ultra may reduce the market price of common stock that you might otherwise obtain.

As of December 31, 2021, Ultra beneficially owned 45,234,022 shares of common stock and is entitled to receive an additional 14,018,188 shares in the event that the price of our common stock exceeds $17.50 per share for 20 out of any 30 days of consecutive trading during the first five years following the closing of the Fintech Transaction (see Note 3 for details on the Fintech Transaction). Ultra or its affiliates may sell large amounts of the Company's common stock in the open market or in privately negotiated transactions. The Company also entered into a registration rights agreement with Ultra and certain other stockholders, pursuant to which it granted certain registration rights to Ultra and the other stockholders party thereto. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in the Company’s stock price or put significant downward pressure on the price of its stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain several offices across the United States, all of which we lease.
Our office locations, as of December 31, 2021, include:
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

•Paragon Payment Solutions Sales and Operations in Tempe, Arizona with approximately 3,000 leased square feet.

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

Holders
As of December 31, 2021, there were 29 holders of record of our common stock.
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
The graph below compares the cumulative total return of our common stock from October 19, 2020, the date on which our common shares commenced trading on the NASDAQ, through December 31, 2021, with the comparable cumulative return of three indices, the S&P 500 Total Return, the S&P Information Technology Total Return, and the Russell 2000 Total Return. The performance graph and table assume an initial investment of $100 on October 19, 2020. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

In June of 2021, Paya Holdings Inc. joined the Russell 2000 index. As such, the Company has included the index herein and will use this index prospectively for relative performance comparisons.

	Paya Holdings Inc.	Russell 2000	S&P 500	S&P Information Technology
October 19, 2020	$100.00	$100.00	$100.00	$100.00
December 31, 2020	111.77	122.39	109.97	109.77
March 31, 2021	90.21	137.61	116.77	111.86
June 30, 2021	90.70	143.19	126.75	124.70
September 30, 2021	89.47	136.61	127.49	126.29
December 31, 2021	52.18	139.15	141.54	147.28

Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Overview

We are a leading independent integrated payments and commerce platform providing card, ACH, and check payment processing solutions via software to middle-market businesses in the United States. Our solutions integrate with customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting system. In this manner, we enable our customers to collect revenue from their B2C and B2B customers with a seamless experience and high-level of security across payment types.

Recent Developments

During April 2021, we completed the acquisition of Paragon. We have integrated Paragon's payment processing services into Paya Connect, which will enhance our suite of services to provide to our partners and their clients.

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
•For additional discussion on trends affecting our results of operations, see "Key Trends Impacting Our Market" under Item 1 of this annual report.
Key Components of Revenue and Expenses

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Revenue

The Company’s business model provides payment services, credit and debit card processing, and ACH processing to customers through enterprise or vertically focused software partners, direct sales, reseller partners, other referral partners, and a limited number of financial institutions. The Company recognizes processing revenues at the time customer transactions are processed and periodic fees over the period the service is performed. Transaction based revenue represents revenue generated from transaction fees based on volume and is recognized on a net basis. Service based fee revenue is generated from charging a service fee, a fee charged to the client for facilitating bankcard processing, and is recognized on a gross basis.

Cost of services

Cost of services includes card processing costs, ACH costs, other fees paid to card networks, and equipment expenses directly attributable to payment processing and related services to customers. These costs are recognized as incurred. Cost of services also includes revenue share amounts paid to reseller and referral partners based on customer activity. These expenses are recognized as transactions are processed. Accrued revenue share represents amounts earned during the month but not yet paid at the end of the period.

Selling general & administrative

Selling, general and administrative expenses consist primarily of salaries, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense. Stock based compensation expense is also included in this category.

Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, including customer relationships, internal use software, acquired customer lists, trade names, and to a lesser extent, depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and other comprehensive income. Customer lists are amortized over a period of 5-16 years depending on the intangible, developed technology 3-7 years, and trade names over 25 years.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

(in millions)			Amount of	% Change
	For the Year Ended		Increase	Favorable
	December 31,		(Decrease)	(Unfavorable)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Revenue	$249.4	$206.0	$43.4	21.1%
Cost of services exclusive of depreciation and amortization	(119.3)	(102.1)	(17.2)	(16.8%)
Selling, general & administrative expenses	(77.5)	(63.0)	(14.5)	(23.0%)
Depreciation and amortization	(30.0)	(24.6)	(5.4)	(22.0%)
Income from operations	22.6	16.3	6.3	38.7%
Other income (expense)
Interest expense	(14.1)	(17.6)	3.5	19.9%
Other income (expense)	(8.0)	1.2	(9.2)	NM
Total other income (expense)	(22.1)	(16.4)	(5.7)	(34.8%)

Income (loss) before income taxes	0.5	(0.1)	0.6	NM
Income tax (expense) benefit	(1.3)	(0.4)	(0.9)	NM
Net loss	(0.8)	(0.5)	(0.3)	(60.0%)

NM - not meaningful
Comparison of the Years Ended December 31, 2021 and 2020
Revenue
Revenue increased by $43.4, or 21.1%, to $249.4 for the year ended December 31, 2021 from $206.0 for the year ended December 31, 2020. The increase was driven by the Integrated Solutions segment, increasing $32.9 or 26.9%. The increase in Integrated Solutions revenue was driven primarily by increased volume from both new and existing customers.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $17.2 or 16.8%, to $119.3 for year ended December 31, 2021 from $102.1 for the year ended December 31, 2020. In addition, these expenses decreased as a percentage of revenue by 1.7% driven by lower revenue share expense as a percentage of revenue.
Selling, general & administrative
Selling, general & administrative expenses increased by $14.5, or 23.0%, to $77.5 for the year ended December 31, 2021 from $63.0 for the year ended December 31, 2020. The increase is primarily due to $7.6 in compensation and benefits, $1.8 in technology related costs, specifically hosting, $2.0 in professional services including accounting and consulting fees, $2.0 in insurance, and $1.8 in stock compensation expense.
Depreciation and amortization
Depreciation and amortization increased by $5.4, or 22.0%, to $30.0 for the year ended December 31, 2021 as compared to $24.6 for the year ended December 31, 2020. The increase is primarily attributable to software amortization of $1.4 from capitalized internal use software being placed in service,$3.8 from increased acquisitions of customer lists in 2021, and $0.9 of technology amortization from the Paragon acquisition offset by a decrease in depreciation of $0.7.

Interest Expense
Interest expense decreased by $3.5, or 19.9%, to $14.1 for the year ended December 31, 2021 from $17.6 for the year ended December 31, 2020, primarily due to lower interest rates on the Revolver and Term Loan credit facilities.
Other Income (Expense)
Other income (expense) was $(8.0) for the year ended December 31, 2021 and other income (expense) was $1.2 for the year ended December 31, 2020. The change period over period is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement, $0.3 increase in value of the Tax Receivable Agreement liability offset by a $0.6 gain on contingent consideration.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

(in millions)			Amount of	% Change
	For the Year Ended		Increase	Favorable
	December 31,		(Decrease)	(Unfavorable)
	2020	2019	2020 vs. 2019	2020 vs. 2019
Revenue	$206.0	$203.4	$2.6	1.3%
Cost of services exclusive of depreciation and amortization	(102.1)	(101.6)	(0.5)	(0.5)%
Selling, general & administrative expenses	(63.0)	(69.9)	6.9	9.9%
Depreciation and amortization	(24.6)	(22.4)	(2.2)	(9.8)%
Income from operations	16.3	9.5	6.8	71.6%
Other income (expense)
Interest expense	(17.6)	(20.1)	2.5	12.4%
Other income (expense)	1.2	(0.8)	2.0	250.0%
Total other income (expense)	(16.4)	(20.9)	4.5	21.5%

Loss before income taxes	(0.1)	(11.4)	11.3	99.1%
Income tax (expense) benefit	(0.4)	2.4	(2.8)	(116.7)%
Net loss	(0.5)	(9.0)	8.5	94.4%

Comparison of the Years Ended December 31, 2020 and 2019

For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2021.

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

Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the years ended December 31 are shown in the table below:

	For the year ended
	December 31,
(in millions)	2021	2020	2019
Payment volumes	$42,924.5	$33,272.4	$31,408.0

Adjusted EBITDA and Adjusted Net Income

Adjusted EBITDA is a non-GAAP financial measure that represents earnings before interest and other expense, income taxes, depreciation, and amortization, or EBITDA and further adjustments to EBITDA to exclude certain non-cash items and other non-recurring items that we believe are not indicative of ongoing operations.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization and further adjustments, excluding certain non-cash items and other non-recurring items that management believes are not indicative of ongoing operations.

We disclose EBITDA, Adjusted EBITDA, and Adjusted Net Income in this Annual Report because these non-GAAP measures are key measures used by us to evaluate our business, measure our operating performance and make strategic decisions. We believe EBITDA, Adjusted EBITDA, and Adjusted Net Income are useful for investors and others in understanding and evaluating our operations results in the same manner as us. However, EBITDA, Adjusted EBITDA, and Adjusted Net Income are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted Net Income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted Net Income alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated:

Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
(in millions)	2021	2020	2019
Net loss	(0.8)	$(0.5)	$(9.0)
Depreciation & amortization	30.0	24.6	22.4
Income tax expense (benefit)	1.3	0.4	(2.4)
Interest and other expense	22.1	16.4	20.9
EBITDA	52.6	40.9	31.9

Transaction-related expenses(a)	3.0	4.6	6.9
Stock based compensation(b)	3.7	1.9	2.3
Restructuring costs(c)	2.2	2.0	4.0
Discontinued service costs(d)	0.2	0.3	2.3
Management fees and expenses(e)	—	0.9	1.1
Sage carve-out expenses(f)	—	—	1.0
Non-recurring public company start-up costs	1.1	0.9	—
Non-recurring contingent non-income tax liability	0.8	—	—
Other costs(g)	1.6	1.5	0.8
Total adjustments	12.6	12.1	18.4

Adjusted EBITDA	$65.2	$53.0	$50.3

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
(c)Represents costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of facilities, certain staff restructuring charges including severance, certain executive hires, and acquisition related restructuring charges.
(d)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(e)Represents advisory fees that we will not be required to pay going forward.
(f)Expenses related to carving out the entity from former corporate owner Sage PLC including rebranding, technology implementation, consulting and transitional service agreement expenses.
(g)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.

Adjusted Net Income for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
(in millions)	2021	2020	2019
Net loss	(0.8)	(0.5)	(9.0)
Amortization add back	25.4	20.7	19.7
Debt refinancing interest expense(a)	9.5	—	—
Transaction-related expenses(b)	3.0	4.6	6.9
Stock based compensation(c)	3.7	1.9	2.3
Restructuring costs(d)	2.2	2.0	4.0
Discontinued IT service costs(e)	0.2	0.3	2.3
Management fees and expenses(f)	—	0.9	1.1
Sage carve-out expenses(g)	—	—	1.0
Non-recurring public company start-up costs	1.1	0.9	—
Non-recurring contingent non-income tax liability	0.8	—	—
Other costs(h)	1.6	1.5	0.8
Total adjustments	47.5	32.8	38.1
Tax effect of adjustments(i)	(4.1)	—	—
Adjusted Net Income	$42.6	$32.3	$29.1

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
(d)Represents costs associated with restructuring plans designed to streamline operations and reduce costs including costs associated with the relocation of facilities, certain staff restructuring charges including severance, certain executive hires, and acquisition related restructuring charges.
(e)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(f)Represents advisory fees that we will not be required to pay going forward.
(g)Expenses related to carving out the entity from former corporate owner Sage PLC including rebranding, technology implementation, consulting and transitional service agreement expenses.
(h)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.
(i)Represents pro forma income tax adjustment effect, at the anticipated blended rate, for all items expected to have a cash tax impact (i.e. items that were not originally recorded through goodwill). Any impact to the valuation allowance assessment for these adjustments has not been considered. The Company has not applied a pro forma tax adjustment in 2020 or 2019 due to the different ownership structure.

Segments
We provide our services through two reportable segments 1) Integrated Solutions and 2) Payment Services. The Company’s reportable segments are the same as the operating segments.
More information about our two reportable segments:

•Integrated Solutions — Our Integrated Solutions segment represents the delivery of our credit and debit card payment solutions, and to a lesser extent, ACH processing solutions, to customers via integrations with software partners across our strategic vertical markets. Our Integrated Solutions partners include vertical focused front-end Customer Relationship Management software providers as well as back-end Enterprise Resource Planning and accounting solutions.
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
All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	For the year ended December 31,		Change
(in millions, except for percentages)	2021	2020	Amount	%
Integrated Solutions
Segment revenue	$155.2	$122.3	$32.9	26.9%
Segment gross profit(1)	$81.7	$65.3	$16.4	25.1%
Segment gross profit margin	52.6%	53.4%

Payment Services
Segment revenue	$94.2	$83.7	$10.5	12.5%
Segment gross profit(1)	$48.4	$38.7	$9.7	25.1%
Segment gross profit margin	51.4%	46.2%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization

Comparison of the Years Ended December 31, 2021 and 2020
Integrated Solutions
Revenue for the Integrated Solutions segment was $155.2 for the year ended December 31, 2021 as compared to $122.3 for the year ended December 31, 2020. The increase of $32.9 was primarily due to an increase in payment volume.
Gross profit for the Integrated Solutions segment was $81.7 resulting in a gross profit margin of 52.6% for the year ended December 31, 2021 as compared to $65.3 with a gross profit margin of 53.4% for the year ended December 31, 2020. The increase of $16.4, or 25.1% improvement in segment gross profit was due to revenue growth, partially offset by an increase in revenue share due to the acquisition of Paragon and a mix shift to higher revenue share partners.
Payment Services
Revenue for the Payment Services segment was $94.2 for the year ended December 31, 2021 as compared to $83.7 for the year ended December 31, 2020. The increase of $10.5 was due to an increase in payment volume.
Gross profit for the Payment Services segment was $48.4 for the year ended December 31, 2021 as compared to $38.7 for the year ended December 31, 2020. The increase of $9.7, or 25.1% increase in segment gross profit was driven by a greater mix of higher margin ACH revenue.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	For the year ended December 31,		Change
(in millions, except for percentages)	2020	2019	Amount	%
Integrated Solutions
Segment revenue	$122.3	$119.8	$2.5	2.1%
Segment gross profit(1)	$65.3	$62.7	$2.6	4.1%
Segment gross profit margin	53.4%	52.3%

Payment Services
Segment revenue	$83.7	$83.6	$0.1	0.1%
Segment gross profit(1)	$38.7	$39.1	$(0.4)	(1.0%)
Segment gross profit margin	46.2%	46.8%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization

Comparison of the Years Ended December 31, 2020 and 2019

For discussion of the comparison of our operating results for the years ended December 31, 2020 and 2019, please read section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2021.

Liquidity and Capital Resources
Sources
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our Credit Facilities and more recently with an equity issuance. We have historically sourced our acquisitions with cash flow from operations and borrowings under our Credit Facilities, and prior to becoming a publicly traded company, with capital infusions from Ultra. As of December 31, 2021, we had $146.8 of unrestricted cash and cash equivalents on hand and borrowing capacity of $45.0 from our revolving Credit Facility.
We believe our existing cash and cash provided by our ongoing operations together with funds available under our Credit Facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to the commitment fees related to our Credit Facilities, interest on long-term debt and operating lease obligations. Expected timing of these payments are as follows:

	Payments due by period
(in millions)	Total	1 year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt(1)	$249.4	$2.5	$4.9	$4.8	$237.2
Interest on long-term debt(2)	$62.7	$9.9	$19.6	$19.2	$14.0
Operating leases(3)	$5.7	$1.5	$2.5	$1.6	$0.1
Total	$317.8	$13.9	$27.0	$25.6	$251.3

(1)Reflects contractual principal payments. See note 7 for discussion of the new Term Loan.
(2)Reflects minimum interest payable under the Term Loan. We have assumed a Eurodollar rate of 0.75% plus a spread of 3.25% for purposes of calculating interest payable on the Term Loan. Payments herein are subject to change as payments for variable rate debt have been estimated.
(3)We lease certain property and equipment for various periods under non-cancelable operating leases.

Indebtedness
On June 25, 2021, Paya entered into a credit agreement which governs new senior secured credit facilities, consisting of a $250 million senior secured term loan facility (the “Term Loan”), and a $45 million senior secured revolving credit facility (the “Revolver”). Beginning on December 31, 2021, the Company will make quarterly amortization payments on the Term Loan. As of December 31, 2021, $249.4 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	For the year ended December 31,
(in millions)	2021	2020	2019
Net cash provided (used) by operating activities	$36.6	$21.4	$23.9
Net cash provided (used) by investing activities	(37.3)	(33.1)	(8.1)
Net cash provided (used) by financing activities	135.7	3.8	5.3
Change in cash	$135.0	$(7.9)	$21.1

Comparison of the Years Ended December 31, 2021 and 2020
Operating Activities
Net cash provided by operating activities increased $15.2 to $36.6 for the year ended December 31, 2021 compared to $21.4 for the year ended December 31, 2020. The increase in operating cash in 2021 was primarily due to increased revenues.
Investing Activities
Net cash used in investing activities increased $4.2 to $37.3 in the year ended December 31, 2021 from $33.1 in the year ended December 31, 2020. The increase was primarily due to cash paid for customer lists of $17.1 in the year ended December 31, 2021. We acquired Paragon Payment Solutions for $19.1 less cash received of $4.7, which included client-held funds of $3.9, and used $5.7 for capital expenditures and capitalization of internal use software.

Financing Activities
Net cash provided by financing activities increased $131.9 to $135.7 for the year ended December 31, 2021 compared to $3.8 in the year ended December 31, 2020. This increase was primarily due to proceeds from the Equity Offering of $116.8. In addition, the Company repaid its long-term debt of $228.1 under its Prior Credit Agreement and borrowed $250.0 under a new Credit Agreement along with payment of debt issuance costs of $6.2.

Comparison of the Years Ended December 31, 2020 and 2019

Operating Activities

Net cash provided by operating activities decreased $2.5 to $21.4 for the year ended December 31, 2020 compared to $23.9 for the year ended December 31, 2019. The decrease in operating cash in 2020 was partially driven by payments for professional services in preparation for the Fintech Transaction and additional payments in the fourth quarter for additional costs as a public company. This net decrease was also driven by the change in client held funds as discussed in Note 1.

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

Financing Activities

Net cash provided by financing activities decreased $1.5 to $3.8 for the year ended December 31, 2020 compared to $5.3 in the year ended December 31, 2019. This increase was primarily due to capital contributions from Ultra of $12.2 in addition to $3.1 received from the Fintech Transaction to fund transaction related costs, offset by $2.9 paid for debt issuance costs related to the Credit Agreement amendment in July 2020. This net decrease was also driven by the change in client held funds as discussed in Note 1.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. For a discussion of the significant accounting policies and estimates that we use in the preparation of our audited consolidated financial statements, refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results may differ from these estimates under different assumptions or conditions. Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated.

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

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities, specifically intangible assets such as internal-use software, tradenames and trademarks, and customer relationships. The determination of the fair values is based on estimates and judgments made by management with the assistance of a third-party valuation firm. Significant assumptions for intangible assets include the discount rate, projected revenue growth rates and margin, customer retention factors, obsolescence rates and royalty rate used to calculate the expected future cash flows. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating losses, tax credits, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, which will result in taxable or deductible amounts in the future. Our income tax expense/benefit, deferred tax assets, valuation allowance and tax receivable agreement liability reflect management’s best assessment of estimated current and future taxes. Significant judgments and estimates are required in determining the consolidated income tax expense/benefits, deferred tax assets, valuation allowance and tax receivable agreement liability. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and results of recent operations. Estimating future taxable income is inherently uncertain, requires judgment and is consistent with estimates we are using to manage our business. Any increases or decreases to our valuation allowance will be recorded through earnings in the period the determination was made.

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
The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan credit agreement. In February 2021, the Company entered into a interest rate cap agreement with a notional amount of $171.5, with an effective date of March 31, 2021, expiring on March 31, 2023. Refer to Note 8 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for more information.
We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Paya Holdings Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paya Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue
Description of the Matter
Revenue recognized by the Company was $249 million for the year ended December 31, 2021. As disclosed in Note 2 of the consolidated financial statements, card, Automated Clearing House ("ACH"), and check payment processing revenues are transaction based or service based. The Company’s revenue involves a significant volume of contracts and transactions and is sourced from multiple systems.

Auditing the Company’s revenue was complex and involved significant audit effort due to the volume of contracts and transactions and the number of processes and systems used to recognize revenue.

How We Addressed the Matter in Our Audit
To test revenue, we performed audit procedures that included, among others, on a sample basis, recalculation of revenue amounts to determine clerical accuracy and comparison of fees charged to terms in customer contracts. We also agreed the amounts recognized to third-party reports when available. On a sample basis, we obtained third-party confirmation of the revenue amounts and agreed the revenue amounts to subsequent cash receipt. In addition, we performed analytical procedures comparing trends in revenue to the related transaction volume.

Acquisition of Paragon Payment Solutions
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Paragon Payment Solutions (Paragon) during the year ended December 31, 2021 for total consideration of $26.6 million, which was accounted for as a business combination. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included internal-use software, tradenames and trademarks, and customer relationships.

Auditing the Company's accounting for the acquisition of Paragon was complex due to the significant estimation required by management to determine the fair value of the internal-use software of $11.1 million. Management considered a number of factors in evaluating the acquisition-date fair value with the significant estimation primarily due to the judgement applied by the Company in determining the projected revenue growth rates, and royalty rate used to calculate the expected future cash flows. These factors are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the fair value of the internal-use software, we performed audit procedures that included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions used by the Company’s third-party valuation specialist and testing the completeness and accuracy of underlying data supporting the assumptions. For example, when testing the royalty rate noted above, we compared the royalty rate to current industry, market and economic trends, and other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We involved our valuation specialists to assist with the evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Paya Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Paya Holdings Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Paya Holdings Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paragon Payment Solutions, which is included in the 2021 consolidated financial statements of the Company and constituted 7% of total assets as of December 31, 2021 and less than 5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Paragon Payment Solutions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in the operating effectiveness of its controls related to its review of the annual income tax provision prepared by a third-party firm.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 14, 2022 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tysons, Virginia
March 14, 2022

Paya Holdings Inc.
Consolidated Statements of Income and Other Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue	$249,356	$206,048	$203,374
Cost of services exclusive of depreciation and amortization	(119,245)	(102,119)	(101,564)
Selling, general & administrative expenses	(77,450)	(63,035)	(69,943)
Depreciation and amortization	(30,033)	(24,562)	(22,436)
Income from operations	22,628	16,332	9,431
Other income (expense)
Interest expense	(14,142)	(17,637)	(20,043)
Other income (expense)	(8,040)	1,214	(832)
Total other income (expense)	(22,182)	(16,423)	(20,875)
Income (loss) before income taxes	446	(91)	(11,444)
Income tax (expense) benefit	(1,257)	(433)	2,420
Net loss	$(811)	$(524)	$(9,024)

Weighted average shares outstanding of common stock	126,417,145	66,294,576	54,534,022
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.17)

See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Balance Sheets
(In thousands)
	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$146,799	$23,617
Trade receivables, net	23,163	17,493
Prepaid expenses	2,407	2,218
Income taxes receivable	460	541
Other current assets	922	457
Total current assets before funds held for clients	173,751	44,326
Funds held for clients	99,815	78,505
Total current assets	$273,566	$122,831
Noncurrent assets:
Property and equipment, net	14,011	12,805
Goodwill	221,117	206,308
Intangible assets, net	136,708	132,616
Operating lease ROU assets, net of amortization	4,495	—
Other noncurrent assets	1,149	781
Total Assets	$651,046	$475,341
Liabilities and stockholders' equity
Current liabilities:
Trade payables	3,127	3,967
Accrued liabilities	13,686	10,435
Accrued revenue share	11,002	7,535
Income taxes payable	—	—
Current operating lease liabilities	1,302	—
Other current liabilities	3,422	3,071
Total current liabilities before client funds obligations	32,539	25,008
Client funds obligations	99,125	78,658
Total current liabilities	$131,664	$103,666
Noncurrent liabilities:
Deferred tax liability, net	11,723	14,618
Noncurrent debt	241,872	220,152
Tax receivable agreement liability	19,502	19,627
Noncurrent lease liabilities	3,941	—
Other noncurrent liabilities	419	1,246
Total liabilities	$409,121	$359,309
Stockholder's Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,059,879 and 116,697,441 issued and outstanding as of December 31, 2021 and 2020, respectively	132	12
Additional paid-in capital	255,986	129,453

Accumulated deficit	(14,193)	(13,433)
Total stockholders' equity	241,925	116,032
Total liabilities and stockholder's equity	651,046	475,341
See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2018	54,534,022	$5	$135,965	$(3,737)	$3,852	$136,085
Net loss	—	—	—	(9,024)	—	(9,024)
Stock based compensation - Class C incentive units	—	—	2,273		—	2,273
Contribution by Ultra	—	—	9,030	(148)	(3,852)	5,030
Balance at December 31, 2019	54,534,022	$5	$147,268	$(12,909)	$—	$134,364
Net loss	—	—	—	(524)	—	(524)
Recapitalization transaction, net	62,163,419	7	(19,693)	—	—	(19,686)
Stock based compensation - Class C incentive units	—	—	1,850	—	—	1,850
Stock based compensation - Common stock	—	—	28	—	—	28
Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$—	$116,032
Net Loss	—	—	—	(811)	—	(811)
Stock compensation - Class C incentive units	—	—	821	—	—	821
Stock compensation - Common stock	—	—	2,842	—	—	2,842
Equity Offering	10,000,000	1	116,764	—	—	116,765
Par value of common stock adjustment - see note 1	—	113	(113)	—	—	—
Shares issued for acquisition	682,892	1	7,499	—	—	7,500
Warrant exchange	4,597,848	5	(1,755)	—	—	(1,750)
RSU Vesting	79,197	—	(394)	—	—	(394)
Warrant exercise	2,501	—	28	—	—	28
Recapitalization transaction - see note 1	—	—	841	—	—	841
Cumulative effect of adoption of new accounting standard	—	—	—	51	—	51
Balance at December 31, 2021	132,059,879	$132	$255,986	$(14,193)	$—	$241,925

See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(811)	$(524)	$(9,024)
Depreciation & amortization expense	30,033	24,562	22,436
Loss on disposal of property and equipment	—	285	69
Deferred tax benefit	(2,855)	(1,777)	(5,130)
Bad debt expense	1,408	1,574	632
Stock based compensation	3,663	1,878	2,273
Loss (gain) on tax receivable agreement liability	285	(1,218)	—
Non-cash lease expense	1,297	—	—
Gain on contingent consideration	(600)	—	(680)
Amortization of debt issuance costs	930	1,072	1,096
Debt extinguishment costs	6,187	—	—
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(4,425)	(3,531)	(1,238)
Prepaid expenses	(15)	(643)	1,733
Other current assets	(93)	322	5,101
Other long-term assets	(60)	362	3,474
Trade payables	(2,246)	1,291	1,628
Accrued liabilities	1,584	(2,971)	3,054
Accrued revenue share	3,389	(47)	156
Income tax payable/receivable	110	651	1,591
Other current liabilities	174	44	120
Lease liabilities	(1,288)	—	—
Other long-term liabilities	(20)	31	(3,407)
Net cash provided by operating activities	36,647	21,361	23,884

Cash flows from investing activities:
Purchases of property and equipment, net of impact of business acquisitions	(5,723)	(6,603)	(5,228)
Purchases of customer lists	(17,098)	(6,602)	(2,503)
Proceeds held related to subsequent acquisition	—	—	(343)
Acquisition of business, net of cash received	(14,462)	(19,940)	—
Net cash (used in) investing activities	(37,283)	(33,145)	(8,074)

Cash flows from financing activities:
Payments on long-term debt	(229,302)	(2,364)	(2,364)
Payment of debt issuance costs	(6,390)	(2,882)	—
Proceeds from issuance of long-term debt	250,000	—	—
Distribution to Ultra	—	(661)	(2,211)
Capital contributions from Ultra	—	12,211	530
Recapitalization	—	3,148	—

Proceeds from equity offering	116,764	—	—
Movements in client fund obligations, net	6,690	(5,683)	9,310
Repurchase of restricted stock to satisfy tax withholding obligations	(394)	—	—
Warrant exchange	(1,750)	—	—
Net cash provided by (used in) financing activities:	135,618	3,769	5,265

Net change in cash, cash equivalents, and restricted cash	134,982	(8,015)	21,075
Cash, cash equivalents, and restricted cash, beginning of period	63,409	71,424	50,349
Cash, cash equivalents, and restricted cash, end of period	$198,391	$63,409	$71,424

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$146,799	$23,617	$25,957
Restricted cash included in funds held for clients	51,592	39,792	45,467
Total cash, cash equivalents, and restricted cash	198,391	63,409	71,424

Supplemental disclosures:
Cash interest paid	$12,926	$16,362	$18,769
Cash taxes paid, including estimated payments	$3,743	$1,559	$3,507

Non-cash investing activity
Non-cash contribution related to the FBS acquisition and Stewardship interest	$—	$—	$8,500
Non-cash stock issuance related to Paragon acquisition	$7,500	$—	$—
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

On October 16, 2020, Paya Holdings Inc. (f/k/a FinTech Acquisition Corp. III Parent Corp.) (“we,” “us,” “Paya” or the “Company”), consummated the merger with FinTech Acquisition Corp. III (“FinTech”), FinTech III Merger Sub Corp. (“Merger Sub”), GTCR-Ultra Holdings, LLC (“Ultra”), Paya Holdings II, LLC (“Holdings”), GTCR/Ultra Blocker, Inc. and GTCR Fund XI/C LP ("Fund") (the “Fintech Transaction”) contemplated by the Agreement and Plan of Merger, dated as of August 3, 2020 (“Merger Agreement”). See Note 3 Fintech Transaction for more information.

Holdings was formed on November 13, 2018, and serves as the successor entity to GTCR Ultra Intermediate Holdings, Inc. (“Intermediate”), the predecessor entity. During 2018, Intermediate consolidated the results of operations of Paya, Paya EFT, and Stewardship.

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

The Company is headquartered in Atlanta, Georgia and, as of December 31, 2021, also had operations in Reston, VA, Fort Walton Beach, FL, Dayton, OH, Mt. Vernon, OH, Dallas, TX and Tempe, AZ.

Basis of presentation

These financial statements reflect the consolidated results of operations, financial position and cash flows of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. The more significant estimates made by management relate to the determination of the fair value of intangible assets acquired in a business combination, allowance for credit losses, income taxes, tax receivable agreement liability, and impairment of intangibles and long-lived assets.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Upon acquisition of a company, we determine if the transaction is a business combination defined by ASC 805, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities, specifically intangible assets such as internal use software, tradenames and trademarks, and customer relationships. The determination of the fair values is based on estimates and judgments made by management with the assistance of a third-party valuation firm. Significant assumptions for intangible assets include the discount rate, projected revenue growth rates and margin, customer retention factors, obsolescence rates and royalty rate used to calculate the expected future cash flows. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets.

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

Cash and cash equivalents

Cash and/or cash equivalents are short-term, highly liquid investments with a maturity of ninety days or less at the time of purchase. The fair value of our cash and cash equivalents approximates carrying value. At times, cash and cash equivalents exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration of credit risk

Our cash, cash equivalents, trade receivables, funds receivable and customer accounts are potentially subject to concentration of credit risk. Deposits held with banks may exceed the amount of governmental insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and therefore, these bear minimal default risk. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. No individual customers represented more than 10% of the Company’s revenue.

Trade receivables, net

Trade receivables are recorded at net realizable value, which includes allowances for credit losses. The Company estimates an allowance for credit losses related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses a loss-rate method, which utilizes historical write-off data, to estimate expected credit losses relating to uncollectible accounts. The allowance for credit losses was $1.4 million and $1.2 million at December 31, 2021 and 2020, respectively.

Prepaid expenses

Prepaid expenses primarily consist of prepaid insurance, rent and supplier invoices.

Other current assets

Other current assets primarily consist of current deferred debt issuance costs, other receivables and equipment inventory.

Funds held for clients and client funds obligation

Funds held for clients and client funds obligations result from the Company’s processing services and associated settlement activities, including settlement of payment transactions. Funds held for clients represent assets that are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s processing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients are generated principally from merchant services transactions and are comprised of both settlements’ receivable and cash as of period end. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks. The Company classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations.

The Company records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement as client funds obligations. Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' settlement obligations. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. Differences in the funds held for clients and client funds obligation are due to timing differences between when transactions are settled and when payment instruments are presented for settlement and are considered to be immaterial. The changes in settlement assets and obligations are presented on a net basis within financing activities in the consolidated statements of cash flows.

The composition of our funds held for clients balance consisted of the following:

	Year Ended December 31,
	2021	2020
Funds held for clients
Cash held to satisfy client funds obligations	$51,592	$39,792
Receivables held to satisfy client funds obligations	48,223	38,713
Total	$99,815	$78,505

Property and equipment, net

Property and equipment, is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. These lives are 3 years for computers and equipment, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Also, the Company capitalizes software development costs and website development costs incurred in accordance with ASC 350-40, Internal Use Software. The useful lives are 3 to 7 years for internal-use software. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and other comprehensive income.

Leases

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach. We applied the new standard to all leases existing at the date of initial application. Refer to the discussion under Note 12 Commitments and Contingencies.

We determine if a contract is a leasing arrangement at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use (ROU) assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow, on a secured basis and over a similar term. ROU assets represent our right to control the use of an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term.

The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of income.

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

Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill and intangible assets annually for impairment as of September 30 of each year, and at interim periods, using a qualitative approach. Our annual evaluation assesses qualitative factors to determine whether it is more likely than not the fair value is less than the carrying value of the asset. If the Company is unable to conclude that goodwill and intangible assets, net are not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the assets and comparing the fair value to the carrying value. As of December 31, 2021, it was more likely than not that the fair value of goodwill and intangible assets, net exceeded their carrying value and as such, there was no goodwill impairment recognized in any period presented in the consolidated financial statements.

Intangible assets with finite lives consist of internal use software, trade names, customer lists and customer relationships and are amortized on a straight-line basis over their estimated useful lives. From time to time, the Company acquires customer lists from sales agents in exchange for an upfront cash payment. The purchase of customer lists are treated as asset acquisition, resulting in recording an intangible asset at cost on the date of acquisition. The acquired customer lists intangible assets have a useful life of 5-16 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net book value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net book value of the related intangible asset to fair value and may adjust the remaining amortization period.

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

Cost of services exclusive of depreciation and amortization

Cost of services includes card processing costs, ACH costs, and other fees paid to card networks, and equipment expenses directly attributable to payment processing and related services to merchants. These costs are recognized as incurred. Cost of services also includes revenue share amounts paid to reseller and referral partners and are calculated based on monthly merchant activity. These expenses are recognized as transactions are processed. Accrued revenue share represent amounts earned during the period but not yet paid at the end of the period.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense. Stock based compensation expense is also included in this category.

Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, mainly including customer relationships, internal use software, customer lists, trade names and to a lesser extent depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and other comprehensive income. Customer lists are amortized over a period of 5-16 years depending on the intangible, developed technology 3-7 years, and trade names over 25 years.

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

The Company uses an interest rate cap contract to manage risk from fluctuations in interest rates on its Term Loan credit agreement. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreement without exchange of the underlying principal amount. The interest rate cap is not designated as a hedging instrument. Changes in the fair value of the interest rate cap are recorded through other income (expense) in the consolidated statement of income and other comprehensive income, other current assets and other current liabilities on the consolidated balance sheet, and in changes in other current assets in the consolidated statement of cash flows.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act featured significant tax provisions and other measures to assist businesses impacted by the economic effects of the COVID-19 pandemic, a number of which impacted the Company. In particular, the CARES Act increased the 30% adjusted taxable income limitation to 50% for tax years beginning in 2019 and 2020 related to the Section 163(j) interest expense limitation provisions. Additionally, the CARES Act permitted for a delay of payment of applicable 2020 employer payroll taxes and also made a technical correction to the 2017 TCJA to provide a 15-year recovery period for qualified improvement property, thus making qualified improvement property eligible for bonus depreciation. See Note 10, Income taxes, for the impact on the consolidated financial statements as a result of the TCJA.

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

Level 2 Inputs—Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices, but that are observable for the asset or liability (e.g., interest rates; yield curves); and inputs that are derived principally from or corroborated by observable market data by correlation or by other means (i.e., market corroborated inputs); and

Level 3 Inputs—Unobservable inputs for the asset or liability used to measure fair value. These inputs reflect the Company’s own assumptions about what other market participants would use in pricing the asset or liability. These are based on the best information available and can include the Company's own data.

Emerging Growth Company

Prior to December 31, 2021, the Company was an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2021, the Company has become a large accelerated filer under the rules of the SEC and is no longer classified as an EGC.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 as of January 1, 2021. After adopting ASU 2019-12, there was no material effect on the Company's consolidated financial statements.

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

As a result of the Company ceasing to be an EGC as of December 31, 2021, the Company adopted ASU 2016-02 and subsequent related ASUs on January 1, 2021, using the modified retrospective transition approach. This resulted in the recognition of $4.5 million and $5.2 million in Right-Of-Use ("ROU") assets and associated lease liabilities, respectively, arising from operating leases in which the Company is the lessee, and a derecognition of previously existing prepaid rent and deferred rent on the Company's consolidated balance sheet as of December 31, 2021. The implementation of this standard also resulted in a $51 thousand increase to retained earnings. The amount of the ROU assets and associated lease liabilities recorded upon adoption was based primarily on the present value of unpaid future minimum lease payments, the amount of which was based on the population of leases in effect as of January 1, 2021. The adoption did not have a significant impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. For additional information and required disclosures related to ASC 842, see Note 12, Commitments and Contingencies.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU presents a new methodology for calculating credit losses on financial instruments (e.g. trade receivables) based on expected credit losses and expands the types of information companies must use when calculating expected losses. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. As a result of the Company ceasing to be an EGC as of December 31, 2021, the Company adopted ASU 2016-13 as of January 1, 2021. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements or related disclosures.

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

Par Value of Common Stock

During 2021, the Company identified an immaterial error in the par value of its Common stock impacting the balance of Common stock and Additional Paid-in-Capital in the Company’s interim and annual financial statements beginning as of and for the year ended December 31, 2020. The Company corrected the error, which resulted in an increase of $113 to Common stock and a corresponding decrease to Additional Paid-in-Capital as of December 31, 2021.

Recapitalization Transaction

During 2021, the Company identified an immaterial error related to the capitalization of a deferred tax asset impacting the balances of the Tax Receivable Agreement liability, Deferred Tax Liability, Net, and Additional Paid-in-Capital in the Company’s interim and annual financial statements beginning as of and for the year ended December 31, 2020. The Company corrected the error which resulted in an increase of $841 to Additional Paid-in-Capital and a corresponding decrease to the Tax Receivable Agreement liability of $410 and Deferred Tax Liability, Net of $431 as of December 31, 2021.

Cash Flow Classification

During 2021, the Company identified an immaterial error in its interim and annual financial statements for the years ended December 31, 2020 and 2019, whereby the restricted cash within Funds Held for Clients was not appropriately included in the statement of cash flows. These amounts are now shown in the accompanying reconciliation of cash, cash equivalents and restricted cash to amounts shown on the balance sheet. The original and as adjusted amounts are shown below along with the errors.

	As Filed		As Adjusted		Change
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Movements in cash held on behalf of customers, net	$(8)	$28	$—	$—	$8	$(28)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,353	23,912	21,361	23,884	8	(28)
CASH FLOWS FROM FINANCING ACTIVITIES
Movements in client fund obligations, net	—	—	(5,683)	9,310	(5,683)	9,310
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,452	(4,045)	3,769	5,265	(5,683)	9,310

Net change in cash and cash equivalents	$(2,340)	$11,793	$(8,015)	$21,075	$(5,675)	$9,282
Cash and cash equivalents, beginning of period	25,957	14,164	71,424	50,349	45,467	36,185
Cash and cash equivalents, end of period	$23,617	$25,957	$63,409	$71,424	$39,792	$45,467

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$23,617	$25,957	$23,617	$25,957	$—	$—
Restricted cash included in funds held for clients	—	—	39,792	45,467	39,792	45,467
Total cash, cash equivalents, and restricted cash	$23,617	$25,957	$63,409	$71,424	$39,792	$45,467

2.Revenue recognition

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

The Company’s customers are all small to medium size businesses and municipalities who are underwritten to the credit standards of the Company and who each have merchant processing agreements. The Company, through its risk informed bad debt and allowance accounting, appropriately reserves for any potential risk to its revenue and cash flows. Since the cash is collected for the majority of transactions within a month, there is not a significant time lag or risk of uncollectibility in the recognition of revenue.

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the years ended December 31, 2021, 2020 or 2019.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $477,273, $416,043 and $429,184 in the years ending December 31, 2021, 2020 and 2019, respectively.

Service based fee revenue

Service based fee revenue represents revenue generated from recurring and periodic service fees. The Company generates service based fee revenue from charging a service fee, a fee charged to the client for facilitating bankcard processing, which is recognized on a gross basis. The Company also generates service based fees related to ACH inclusive of monthly support fees and monthly statement fees.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Year Ended December 31,
	2021	2020	2019
Revenue from contracts with customers
Transaction based revenue	$143,868	$111,494	$107,947
Service based fee revenue	11,025	10,676	11,345
Equipment revenue	310	154	475
Total revenue	$155,203	$122,324	$119,767

	Payment Services
	Year Ended December 31,
	2021	2020	2019
Revenue from contracts with customers
Transaction based revenue	$76,927	$68,219	$67,130
Service based fee revenue	17,096	15,435	16,197
Equipment revenue	130	70	280
Total revenue	$94,153	$83,724	$83,607

3.Fintech Transaction

On October 16, 2020, FinTech consummated the Fintech Transaction pursuant to the terms of the Merger Agreements and acquired all of the issued and outstanding equity interests in Paya from the Seller.
Pursuant to the Merger Agreements, Fintech purchased from GTCR Fund XI-C LP ("Seller") all of the issued and outstanding equity interests of Paya for $1.045 billion, of which $500 million was paid in cash and the remaining $545 million was paid to the Seller in the form of 54,534,022 shares of Common Stock and up to an additional 14,018,188 shares of Paya’s common stock, which we refer to as the Earnout Shares, in the event that the closing sale price of Paya’s common stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the first five years following the closing of the Transactions. None of these thresholds have been achieved as of December 31, 2021. The number of shares of the equity consideration was based on a $10.00 per share value for Paya’s common stock.

The Fintech Transaction was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. This determination was primarily based on post Fintech Transaction relative voting rights, composition of the governing board, management and intent of the Fintech Transaction. Under this method of accounting, Fintech was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Fintech Transaction was accounted for as the equivalent of Paya issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Fintech Transaction are those of Paya.

The following tables reconcile the elements of the Fintech Transaction to the consolidated statement of cash flows for the year ended December 31, 2020.

Recapitalization
Cash proceeds from FinTech	$277,630
Cash proceeds from sale of equity securities	250,000
Gross cash received by Paya from Fintech Transaction	527,630
Less: company transaction expenses	(24,822)
Net cash received from Recapitalization	502,808
Less: cash paid to Seller	(499,660)
Net contributions from Recapitalization Transaction	$3,148

The cash paid to Seller was funded from the proceeds from net cash received from Recapitalization (described above), offset by certain other transaction costs incurred in connection with the Fintech Transaction.

Prior to the Fintech Transaction, FinTech had 2,258,765 shares of Class A common stock, par value $0.001 per share (the “Class A Shares”) outstanding and 8,857,500 shares of Class B common stock, par value $0.001 per share (the “Class B Shares”) outstanding, which comprised of Founder Shares held by the Founders and Former FinTech Director Shares held by individuals who are not founders but were directors of FinTech.

On October 22, 2020, FinTech was renamed Paya Holdings, Inc. and each currently issued and outstanding share of FinTech Class B Shares automatically converted on a one-for-one basis, into shares of Class A common stock. Immediately thereafter, each currently issued and outstanding share of FinTech Class A Shares automatically converted on a one-for-one basis, into shares of the common stock of Paya Holdings. In connection with the Fintech Transaction, 5,681,812 Class A Shares were redeemed.
The number of shares of Common Stock of Paya Holdings issued immediately following the consummation of the Fintech Transaction is summarized as follows:

Shares by Type	Number of shares by type
as of December 31, 2020
FinTech total shares outstanding prior to the Fintech Transaction	37,163,419
Less: Redemption of FinTech shares	(5,681,812)
Class A Shares of FinTech	31,481,607
Shares issued to PIPE investors	25,000,000
Shares issued to FinTech and PIPE investors	56,481,607
Shares issued to the Sellers	54,534,022
Total Shares of Common Stock outstanding for earnings per share computation	111,015,629
Plus: Contingent shares subject to forfeiture	5,681,812
Total Shares of Common Stock outstanding	116,697,441

The Company incurred transaction costs related to the Business Combination of approximately $28.0 million, of which $3.1 million are included in selling, general & administrative expenses on the consolidated statements of income and other comprehensive income for the year ended December 31, 2020. The remaining $24.9 million of transaction costs are included in additional paid in capital on the consolidated balance sheet for the year ended December 31, 2021.

4.Business Combinations

Paragon Payment Solutions transaction overview

On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions (“Paragon”), which was accounted for as a business combination as defined by ASC 805. The aggregate purchase price paid at closing was $26,624, consisting of $19,124 in cash and $7,500 of the Company's common stock. In addition, up to $5,000 may become payable, subject to the achievement of certain future performance metrics.

Goodwill of $14,780 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. The measurement period remains open as of December 31, 2021.

Transaction costs related to the acquisition of Paragon totaled $983 and are recorded in selling, general and administrative expenses on the consolidated statement of income and other comprehensive income for the year ended December 31, 2021.

The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of December 31, 2021:

Assets
Current Assets:
Cash and cash equivalents	$816
Trade receivables, net	2,653
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,688
Other assets:
Property and equipment, net	$52
Goodwill	14,780
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,090

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	2,118
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	7,929
Non-current liabilities:
Deferred tax liability, net	390
Other non-current liabilities	147
Total liabilities	$8,466

Net assets	$26,624

The Payment Group transaction overview

Paya purchased The Payment Group, LLC ("TPG" or "The Payment Group"). on October 1, 2020 for total cash consideration of $22,270, which was accounted for as a business combination as defined by ASC 805.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company and resulting goodwill at October 1, 2020:

Assets
Current Assets:
Cash and cash equivalents	$2,330
Funds held for clients	585
Prepaid expenses	57
Total current assets	2,972
Other assets:
Goodwill	12,452
Intangible assets	10,100

Other assets	185
Total assets	$25,709

Liabilities
Current liabilities:
Other accrued expenses	$1,001
Client fund obligation	709
Total current liabilities	1,710
Deferred tax liability – non-current	1,729
Total liabilities	3,439

Net assets	$22,270

Intangible assets acquired consist of customer relationships of $4,100 and developed technology of $6,000. All intangibles assets are amortized on a straight-line basis in line with Company policy. Goodwill of $12,452 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. As of December 31, 2021, the measurement period for goodwill has closed.

Transaction costs related to the transaction totaled $561 and are recorded in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income for the year ended December 31, 2020.

5.Property and equipment, net

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Computers and equipment	$8,528	$7,134
Internal-use software	14,949	10,708
Office equipment	141	130
Furniture and fixtures	1,357	1,320
Leasehold improvements	1,396	1,353
Other equipment	26	26
Total property and equipment	26,397	20,671
Less: accumulated depreciation	(12,386)	(7,866)
Total property and equipment, net	$14,011	$12,805

Depreciation and amortization expense, including internal-use software, totaled $4,569, $3,853 and $2,753 for the years ended December 31, 2021, 2020 and 2019, respectively.

6.Goodwill and other intangible assets, net

Goodwill recorded in the consolidated financial statements was $221,117 and $206,308 at December 31, 2021 and 2020, respectively. There were no indicators of impairment noted in the periods presented.

The following table presents changes to goodwill for the years ended December 31, 2021 and 2020 for each reporting unit:

	Integrated Solutions	Payment Services	Total
Balance as of December 31, 2019	$—	$—	$193,885
Segment reorganization	139,985	53,900	193,885
Acquisitions	12,423	—	12,423
Balance as of December 31, 2020	$152,408	$53,900	$206,308
Measurement period adjustment	29	—	29
Acquisition - Paragon purchase accounting	10,346	4,434	14,780
Balance as of December 31, 2021	$162,783	$58,334	$221,117

Intangible assets other than goodwill at December 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at	Accumulated Amortization	Net Carrying Value as of
			December 31,		December 31,
			2021		2021
Customer Relationships	10.4	5-16 years	$184,544	$(70,222)	$114,322
Developed Technology	5.1	3-7 years	36,620	(18,843)	17,777
Trade name	15.8	5-25 years	5,260	(651)	4,609
	8.4		$226,424	$(89,716)	$136,708

Intangible assets other than goodwill at December 31, 2020 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at	Accumulated Amortization	Net Carrying Value as of
			December 31,		December 31,
			2020		2020
Customer Relationships	10.4	5-15 years	$167,158	$(50,477)	$116,681
Developed Technology	4.2	3-5 years	25,520	(13,435)	12,085
Trade name	25.0	25 years	4,190	(340)	3,850
	8.6		$196,868	$(64,252)	$132,616

Amortization expense totaled $25,464, $20,709 and $19,683 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table shows the expected future amortization expense for intangible assets at December 31, 2021:

Expected Future Amortization Expense
2022	$25,069
2023	24,867
2024	23,247
2025	22,283
2026	17,494
Thereafter	23,748
Total expected future amortization expense	$136,708

7.Long-term debt

On June 25, 2021, Paya Holdings III, LLC, as Parent borrower, Paya, Inc., as borrower (together, the “Borrowers”), and Holdings, each a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “Credit Agreement”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and letter of credit ("L/C") issuer (the “Agent”), and the other lenders and L/C issuers party thereto. The Credit Agreement governs new senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of a $250 million senior secured term loan facility (the “Term Loan”) and a $45 million senior secured revolving credit facility (the “Revolver”). The Revolver includes borrowing capacity available for letters of credit. Any issuance of letters of credit will reduce the amount available under the Revolver.

The proceeds from the Term Loan were used (1) to repay, in full, the outstanding loans under the prior credit agreement, dated as of August 1, 2017, among Holdings, the Borrowers, the financial institutions from time to time party thereto as lenders, and Antares Capital LP, as administrative agent (as amended from time to time, the “Prior Credit Agreement”), permanently terminate all commitments thereunder, release and terminate all liens securing such Prior Credit Agreement, and discharge all guarantees thereunder, (2) to pay certain fees and expenses incurred in connection with the Credit Agreement and the repayment of the Prior Credit Agreement, and (3) for working capital and general corporate purposes (including capital expenditures and acquisitions permitted thereunder). At closing of the Credit Agreement, the Revolver was undrawn.

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

All of the Borrowers’ obligations under the Senior Secured Credit Facilities are guaranteed by the subsidiary guarantors named therein. In addition, the obligations under the Senior Secured Credit Facilities are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by Holdings and a security interest in substantially all of the Borrowers’ and the guarantors’ tangible and intangible assets.

At the Borrowers’ option, the Borrowers may request an increase of the commitments under the Revolver or the Term Loan or may add one or more new term loan facilities or revolving credit facilities in an aggregate amount not to exceed the sum of (x) the greater of $61 million and 100% of consolidated EBITDA (as defined in the Credit Agreement) plus (y) unused amounts under the Credit Agreement’s general indebtedness basket, so long as certain conditions, including a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of not more than 4.25 to 1.00 (on a pari passu basis) or 5.00 to 1.00 (on a junior basis), in each case on a pro forma basis, is satisfied.

Borrowings under the Senior Secured Credit Facilities bear interest, equal to (i) an alternative base rate equal to the greater of (a) the prime rate announced by the Agent or the highest interest rate published by the Federal Reserve Board as the “bank prime loan” rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.25% (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum), plus 3.25% . The Borrowers are also required to pay an unused commitment fee to the lenders under the Revolver equal to 0.50% with step-downs to 0.375% and 0.25% when the Borrowers’ consolidated first lien net leverage ratio is less than or equal to 3.75 to 1.00 and 3.25 to 1.00, respectively. The Borrowers must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

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

Net proceeds from the issuance of the Term Loan totaled $243.6 million, which includes a debt discount of $1.3 million and related debt issuance costs of $5.1 million. The debt discount and related debt issuance costs are capitalized and amortized over the life of the agreement. Proceeds used to repay the Prior Credit Agreement totaled $233.8 million, which includes principal payment of $228.1 million, interest payment of $3.4 million and a prepayment penalty of $2.3 million. The prepayment penalty and a write-off of debt issuance costs of $6.2 million are included in other income (expense) in the consolidated statement of income and other comprehensive income.

The Company’s long-term debt consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Term loan credit agreement(1)	$249,375	$228,677
Debt issuance costs, net	(5,018)	(6,161)
Total debt	244,357	222,516
Less: current portion of debt	(2,485)	(2,364)
Total long-term debt	$241,872	$220,152

(1) Outstanding borrowings as of December 31, 2020 were under the Prior Credit Agreement. Outstanding borrowings as of December 31, 2021 were under the new Credit Agreement.

There were no borrowings outstanding under the Revolver as of December 31, 2021 and 2020, respectively.

The current portion of debt was included within other current liabilities on the consolidated balance sheet.

The Company had $5,018 and $6,161 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $875 and $457 of unamortized costs associated with the Revolver as of December 31, 2021 and December 31, 2020, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the consolidated statement of income and other comprehensive income.

Total interest expense was $14,142, $17,637, and $20,043 for the years ended December 31, 2021, 2020 and 2019, respectively. This included the long-term debt interest expense of $12,229, $15,671 and $17,669 for the years ended December 31, 2021, 2020 and 2019, and amortization of debt issuance costs of $930, $1,072 and $1,096 for the years ended December 31, 2021, 2020 and 2019, respectively.

Annual principal payments on the Term Loan for the following years is as follows:

Future Principal Payments
2022	$2,485
2023	2,460
2024	2,435
2025	2,411
2026	2,387
Thereafter	237,197
Total future principal payments	$249,375

8.Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its term loan and intends to continue to do so in connection with the new Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date was March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other long-term assets on the condensed consolidated balance sheet. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. The fair value of the interest rate cap agreement was $194 at December 31, 2021.

On November 16, 2017 the Company entered into an interest rate cap agreement (the "prior agreement") with a notional amount of $125,000 for the initial period, reducing consistent with the required quarterly debt payments, and an effective date of December 29, 2017. This agreement terminated on December 31, 2020. The Company paid a premium of $169,000 for the right to receive payments if the LIBOR rises above the cap percentage, thus effectively ensuring interest expense is capped at a maximum rate of the cap plus 6% for the duration of the agreement. The premium is recorded in other long-term assets on the consolidated balance sheet. The prior agreement was a derivative not designated as a hedging instrument for accounting purposes.

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

The fair value of the prior agreement was $0 at December 31, 2020.

The fair values of the prior agreement and the interest rate cap agreement are included in other current assets on the consolidated balance sheet. Changes in fair value are recorded in earnings in other income (expense). The Company recognized $127, $(1) and $(149) in other income (expense) for the years ended December 31, 2021, 2020 and 2019, respectively.

9.Equity

Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 132,059,879 shares of common stock outstanding, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed $15.00 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the Fintech Transaction. In addition, should our share price exceed $17.50 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the Fintech Transaction, the Company is required to issue up to an additional 14,018,188 shares of common stock, for total contingently issuable shares of 19,700,000. See Note 3, Fintech Transaction, for more information regarding the earnout shares.

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

Paya Holdings Inc. Omnibus Incentive Plan

On December 22, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which allows for issuance of up to 8,800,000 shares of its common stock. The purpose of the plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individual stock and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the stockholders. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $2,842 and $28 of share-based compensation for the years ended December 31, 2021 and December 31, 2020, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of December 31, 2021, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

RSUs represent the right to receive shares of the Company's common stock at a specified date in the future. RSUs issued under the Omnibus Incentive Plan vest over 3 or 5 year periods. RSUs granted under the Omnibus Incentive Plan were as follows:

	Year Ended December 31,
	2021	2020	2019
RSUs granted	673,266	230,000	—
Fair value of common stock	$6.34 - $13.87	$13.73	—

The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2021	2020	2019
Stock options granted	509,000	185,000	—
Fair value of stock options	$4.41 - $6.11	$4.25	—
Expected volatility	52.12% - 53.42%	29.87%	—
Dividend yield	0%	0%	—
Expected term	6.42 years - 6.5 years	6.5 years	—
Risk-free interest rate	0.96% - 1.38%	0.57%	—

The risk-free interest rate is based on the yield of a zero coupon United States Treasury Security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of a peer group of market participants as the Company has limited historical volatility. It is the Company's intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero. The Company applied the simplified method (as described in Staff Accounting Bulletin 110), which is the mid-point between the vesting date and the end of the contract term in determining the expected term of the stock options as the Company has limited historical basis upon which to determine historical exercise periods. Forfeitures are accounted for as incurred, and all stock options exercised will be settled in common stock.

The following table summarizes stock option activities:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Fair Value
Outstanding, December 31, 2019	—	$—	—	$—
Granted	185,000	13.73
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2020	185,000	13.73	9.87	$4.25
Granted	509,000	9.85
Exercised	—	—
Forfeited	(12,000)	11.65
Outstanding, December 31, 2021	682,000	10.87	9.49	$4.74

As of December 31, 2021
Vested and Expected to vest	682,000	10.87	9.49	$4.74
Exercisable	37,000	$13.73	8.87	$4.25

The following table summarizes RSU activities

	Number of Shares	Weighted-Average Fair Value
Outstanding, December 31, 2019	—	$—
Granted	230,000	13.73
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2020	230,000	13.73
Granted	673,266	10.48
Vested	(127,621)	13.79
Forfeited	(12,000)	11.65
Outstanding, December 31, 2021	763,645	$10.89

Class C Incentive Units

Ultra provides Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from inception to December 31, 2021 is as follows:

	Time Vesting	Performance Vesting	Total
December 31, 2018 balance	44,228,350	811,000	45,039,350
Granted	13,050,652	—	13,050,652
Forfeited	(13,827,845)	(811,000)	(14,638,845)
December 31, 2019 balance	43,451,157	—	43,451,157
Granted	1,022,954	—	1,022,954
Forfeited	(1,592,674)	—	(1,592,674)
December 31, 2020 balance	42,881,437	—	42,881,437
Granted	—	—	—
Forfeited	(3,806,844)	—	(3,806,844)
December 31, 2021 balance	39,074,593	—	39,074,593

As of December 31, 2021, 23,761,193 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

	Year Ended December 31,
	2021	2020	2019
Time vesting units
5 year vesting period	38,776,593	42,583,437	43,153,157
1 year vesting period	298,000	298,000	298,000
Outstanding Incentive Units	39,074,593	42,881,437	43,451,157

There were no performance vesting units outstanding as of December 31, 2021, 2020 and 2019. During 2021, 3,806,844 of Class C units were forfeited due to departures of key members of management from the Company.

The Company recognized $821, $1,850 and $2,273 of share-based compensation related to the Class C incentive units, for the years ended December 31, 2021, 2020 and 2019, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. The Company did not issue any Class C incentive units in 2021. For units issued in 2020 and 2019, Ultra evaluated the value of units based on the distribution waterfall specified in the respective agreements. Ultra engaged a third-party valuation firm to estimate its enterprise value (“EV”) as determined by discounted cash flow, guideline public company, and merger and acquisition valuation methodologies.

Warrants

On September 15, 2021, the Company completed a registered exchange offer of the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing, the Company issued an aggregate of 4,531,407 shares of common stock and separate from the exchange, 2,450 warrants were exercised.

Additionally, on the same date, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2021.

Earnings per Share

Earnings per share has been computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. There is no dilutive impact to earnings per share as the Company has recorded a net loss for the years ended December 31, 2021, 2020 and 2019. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock awards.

The following table provides the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(811)	$(524)	$(9,024)
Denominator:
Weighted average common shares	126,417,145	66,294,576	54,534,022
Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.17)

Potentially-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	329,437	230,000	—
Stock options - granted	298,096	185,000	—
Warrants - outstanding	—	17,715,000	—
Earnout shares	19,700,000	19,700,000	—
Total potentially-dilutive shares	20,327,533	37,830,000	—

10.Income taxes

The income tax benefits (expenses) from continuing operations were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(2,980)	$(1,346)	$(2,623)
State	(1,132)	(864)	(87)
Total current provision	(4,112)	(2,210)	(2,710)

Deferred:
Federal	$2,439	$(510)	$3,637
State	416	2,287	1,493
Total deferred (expense) benefit	2,855	1,777	5,130
Total (expense) benefit for income taxes	$(1,257)	$(433)	$2,420

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 21% for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Tax computed at federal statutory rate	21.00%	21.00%	21.00%
State Taxes (net of federal benefit)	118.13	1767.39	12.44
State rate change	51.41	—	—
Nondeductible Expenses	(0.40)	(0.38)	(0.19)
Meals and Entertainment	2.60	(5.28)	—
TRA	0.44	222.07	—
Pass-through Income	—	(531.33)	(7.33)
Stock compensation	65.24	(424.39)	(4.17)
Transaction cost	40.46	—	—
Deferred Financing Cost	151.16	—	—
Deferred write-off and Other	19.27	—	—
Uncertain Tax Positions - Liability	51.29	—	(0.81)
Uncertain Tax Positions - Interest	12.94	—	(1.19)
Change in entity type	—	(574.83)	—
Valuation allowance	(318.50)	(1159.80)	—
Return to Provision Adjustments	94.64	209.18	1.39
Contingent consideration	(28.21)	—	—
Income tax (expense) benefit	281.47%	(476.37)%	21.14%

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

	December 31, 2021	December 31, 2020
Deferred tax assets
Accrued expenses	$1,538	$1,348
Bad debt reserve	395	324
Deferred rent	1	149
Net operating loss carryforward - federal and state	3,561	1,393
Interest expense limitation	637	1,368
Goodwill amortization	15,677	16,513
Lease liability	1,332	—
Stock compensation	287	—
Other	—	7
Total net deferred tax assets	23,428	21,102
Deferred tax liabilities
Fixed assets	(3,364)	(2,519)
Intangible amortization	(20,043)	(23,084)
California 338(g) amortization	(798)	(653)
Right of use asset	(1,192)	—
Other	(14)	—
Total deferred tax liabilities	(25,411)	(26,256)
Valuation allowance	(9,740)	(9,464)
Net deferred tax liability	$(11,723)	$(14,618)

The Company had a $8,975 and $4,025 federal operating loss carryforward as of December 31, 2021, and 2020, respectively, which can be carried forward indefinitely. The Company had a $29,897 and $8,032 net operating loss carryforward for various state jurisdictions as of December 31, 2021, and 2020, respectively.

ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $9,740 and $9,464 against these assets as of December 31, 2021, and 2020, respectively.

As of December 31, 2021, the earliest tax year open to federal and state examinations is 2018 and no years are currently under examination in any jurisdiction. The Company believes based on the recognition and measurement principles of ASC 740 that the unrecognized tax benefits recorded for all remaining open years in all jurisdictions, including those currently under audit, is appropriate. The Company does not expect its unrecognized tax benefits to significantly change in the next 12 months.

The ending amount of all unrecognized tax benefits were $229 and $0 as of December 31, 2021 and 2020, respectively. The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $229. The Company accrued interest and penalties associated with uncertain tax positions as part of the tax provision and resulted in an ending amount of interest and penalties as of December 31, 2021 of $12 and $46, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$—	$—	$1,730
Additions based on tax positions related to prior years	229	—	—
Additions based on tax positions related to current years	—	—	—
Reductions for tax positions due to lapse of statute	—	—	—
Other changes	—	—	(1,730)
Ending balance	$229	$—	$—

Tax Receivable Agreement liability (refer to footnote 12)

Pursuant to the Tax Receivable Agreement ("TRA"), the Company is obligated to make payments to Ultra and Fund equal to 85% of the realized tax benefits that Holdings realizes or is deemed to realize as a result of the Designated Tax Attributes. Designated Tax Attributes include (i) the tax basis increases resulting from the exchange of Holdings and GTCR/Ultra Blocker, Inc. equity interests in exchange for shares of the Company’s common stock and cash pursuant to the Merger Agreement, (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA, (iii) tax basis of assets immediately prior to the Fintech Transaction that are held by Holdings and its subsidiaries or GTCR/Ultra Blocker, Inc., and (iv) net operating losses and other section 163(j) carryforwards of Holdings’ subsidiaries or GTCR/Ultra Blocker, Inc. As of December 31, 2021, the TRA liability is $19,502 based on the amount deemed probable under ASC 450. As of December 31, 2020, the amount of the TRA liability was $19,627. The total TRA payment obligation assuming sufficient taxable income to recognize all Designated Tax Attributes was $32,245 and $31,847 as of December 31, 2021 and 2020, respectively. No payments were made pursuant to the TRA during the year ended December 31, 2021. Both the TRA-related deferred tax assets and the Company’s obligation are estimates that are subject to change. Any changes in the fair value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and other comprehensive income. The Company recorded a loss of $285 for the year ended December 31, 2021 associated with the change in the TRA liability.

Paragon Acquisition (refer to footnote 4)

The Company acquired Paragon on April 23, 2021 in a non-taxable stock transaction. As a result, all assets and liabilities have carryover tax basis. Deferred tax assets and liabilities were recognized for temporary differences and Paragon joined the Paya Holdings consolidated tax group as of the date of the acquisition.

Coronavirus Aid, Relief and Economic Security Act ("CARES Act")

On March 27, 2020, the CARES Act was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. We elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020, of $900, and have remitted 50% of this amount during 2021 and will remit the remaining 50% in 2022, respectively.

11.Fair Value

The Company makes recurring fair value measurements of contingent liabilities arising from the Paragon acquisition using Level 3 unobservable inputs. This amount relates to expected earnout payments related to certain growth metrics related to the financial performance of Paragon in the 12 months from April 23, 2021 through April 22, 2022 as laid out in the acquisition agreement. The fair value of the contingent liability was zero at December 31, 2021.

The Company makes recurring fair value measurements for derivative instruments. Refer to Note 8. Derivatives for additional information.

There were no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020.

Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Consolidated Balance Sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value. Fair value has been estimated based on actual trading information, and quoted prices, provided by bond traders and would be classified as Level 2.

12.Commitments and contingencies

The Company adopted ASC Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2021. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company also elected the practical expedient to use hindsight for leases existing as of January 1, 2021.

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. The Company has operating leases for real estate and IT equipment. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to calculate the present value of lease payments. Lease terms consider options to extend or terminate based on the determination of whether such renewal or termination options are deemed reasonably certain. Lease agreements that contain non-lease components are generally accounted for as a single lease component.

Operating lease costs are recorded in Selling, general and administrative expenses in the consolidated statements of operations based on the underlying asset. Variable costs, such as maintenance expenses, property and sales taxes, association dues and index-based rate increases, are expensed as they are incurred. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expenses in Selling, general and administrative expenses in the consolidated statements of operations.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases of all applicable class of underlying assets that have a lease term of twelve months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

ROU assets for operating leases are periodically reduced by impairment losses. As of December 31, 2021, the Company has not encountered any impairment losses. The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the consolidated statements of operations.

As of December 31, 2021, the Company's total lease cost was $1,672 which consisted of $1,287 in operating lease cost and $386 in variable lease cost. Rental expense was $1,699 and $1,765 for the years ended December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2021, amounts reported in the Consolidated Balance Sheet were as follows:

Operating Leases:	Year Ended December 31, 2021
Right-of-use assets	$4,495
Lease liability, current	1,302
Lease liability, noncurrent	3,941
Total lease liabilities	$5,243

Weighted-average remaining lease term (in years)	4.73
Weighted-average discount rate (annual)	4.0%

Other information related to leases are as follows:

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,288

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	5,571

The following table presents a maturity analysis of the Company's operating lease liabilities as of December 31, 2021:

Year Ended December 31, 2021	(In thousands)
2022	$1,473
2023	1,443
2024	1,083
2025	990
2026	587
Thereafter	113
Total Lease payments	$5,689
Less Imputed Interest	446
Total lease obligations	$5,243

Liabilities under Tax Receivable Agreement

The Company is party to the TRA under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of December 31, 2021, the Company recognized $19,502 of liabilities relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit. The total potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $32,245. Any changes in the value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and other comprehensive income.

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

13.Related party transactions

Contributions from Ultra

In connection with the acquisition of FBS in 2019, Ultra contributed all of its shares in Stewardship valued at $4,000 as of the acquisition date of FBS to the Company as a capital contribution. Subsequent to the acquisition of FBS, Ultra also contributed all of its acquired membership interest in FBS valued at $4,500 as of the acquisition date of FBS to the Company as a capital contribution. The Company also received cash contributions from Ultra in the amounts of $0, $12,211 and $530 for the years ended December 31, 2021, 2020 and 2019, respectively.

Receivable from affiliate

The Company, previously as a wholly-owned subsidiary of Ultra, funded certain transactions on behalf of its parent company that result in a receivable from affiliate between the two entities. In the year ended December 31, 2020, Holdings settled its receivable from affiliate balance in connection with the Fintech Transaction, which resulted in a distribution of $24,943 to Ultra. The Company had a related party receivable from affiliate balance of $0 for the years ended December 31, 2021 and December 31, 2020.

Advisory Agreement

The Company entered into an Advisory Agreement with GTCR Management XI LP, an affiliate of GTCR, on August 1, 2017 for business consulting services. In exchange for those services the Company paid GTCR Management XI LP an annual advisory fee of $1,000 payable in advance in quarterly installments. The Company recorded total charges of $0, $750, and $1,000 related to the Advisory Agreement in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recorded no related party payable to GTCR on the consolidated balance sheet as of December 31, 2021, 2020, and 2019, respectively.

The Company reimburses GTCR for expenses incurred as a result of the Acquisition and for services related to the Advisory Agreement. The Company recorded no charges for expenses incurred for the years ended December 31, 2021, 2020, and 2019. The Company recorded no related party payable to GTCR on the consolidated balance sheet as of December 31, 2021, 2020, and 2019, respectively. The Advisory Agreement was terminated on October 16, 2020 in connection with the consummation of the Fintech Transaction.

Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement. As such, Antares is considered a related party. The Company recorded interest expense of $6,841, $15,671, and $17,669 in expense on the consolidated statement of income and other comprehensive income for the years ended December 31, 2021, 2020, and 2019 respectively, related to the Prior Credit Agreement. The outstanding balance of debt at December 31, 2020 recorded on the consolidated balance sheet was $222,516, net of debt issuance costs of $6,161. On June 25, 2021, the Company repaid the remaining principal and interest on the Prior Credit agreement and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement. See Note 7 for further details.

14.Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $819, $721 and $696 in the years ended December 31, 2021, 2020 and 2019, respectively.

15.Segments

The Company determines its operating segments based on ASC 280, Segment Reporting. The Company reorganized its segments in 2020. Based on the manner in which the chief operating decision making group (“CODM”) manages and monitors the performance of the business in 2021, the Company currently has two operating and reportable segments: Integrated Solutions and Payment Services. All prior periods, are presented based on the current segment structure.

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

	Year Ended December 31,
	2021	2020	2019
Integrated Solutions	$155,203	$122,324	$119,767
Payment Services	94,153	83,724	83,607
Total Revenue	249,356	206,048	203,374
Integrated Solutions gross profit	81,683	65,266	62,667
Payment Services gross profit	48,428	38,663	39,143
Total segment gross profit	130,111	103,929	101,810
Selling, general & administrative expenses	(77,450)	(63,035)	(69,943)
Depreciation and amortization	(30,033)	(24,562)	(22,436)
Interest expense	(14,142)	(17,637)	(20,043)
Other income (expense)	(8,040)	1,214	(832)
Income (loss) before income taxes	$446	$(91)	$(11,444)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. There were no transactions between reportable operating segments for the years ended December 31, 2021, 2020 and 2019, respectively.

16. Subsequent Events

On January 19, 2022, the Company paid approximately $6 million in cash for the acquisition of JS Innovations LLC (VelocIT) which provides fully integrated, omnichannel payment solutions to accounting and ERP partners.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021 due to the material weakness described below.

Notwithstanding such material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements in Part II, Item 8 of this report, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

As discussed in Note 4 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, the Company completed its acquisition of Paragon Payment Solutions in April 2021. Management has excluded the acquisition of Paragon Payments Solutions from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The acquisition represents 7% of our total assets as of December 31, 2021 and less than 5% of our total revenue for the year ended December 31, 2021.

Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness described below. Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Material Weakness in Internal Control over Financial Reporting

During the audit process related to the year ended December 31, 2021, management, in connection with our independent auditors, identified a material weakness in our controls related to the operating effectiveness of the review of the annual income tax provision prepared by a third-party firm, specifically the valuation allowance related to deferred tax assets. This impacts the timing of realization of a deferred tax asset, while the total projected deferred tax benefit remains unchanged.

The necessary adjustments have been made in connection with the Consolidated Financial Statements included in Part II, Item 8 of this report.

Remediation Efforts with Respect to the Material Weakness

We are committed to maintaining a strong internal control environment and we are developing a remediation plan designed to help ensure that this material weakness is remediated as soon as possible, which may include the following measures:

a.refine the scope of the Company's external tax advisors to provide advice related to complex or unusual items;
b.enhance the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.
c.hire additional tax personnel or advisors to bolster the capabilities and capacity of the Company's in-house tax department;

The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. Until the material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our Consolidated Financial Statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation over Internal Controls

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executives, Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42.

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to consolidated Financial Statements

The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2021 and 2020 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

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

3.1	Amended and Restated Certificate of Incorporation of Paya Holdings Inc., filed with the Secretary of State of the State of Delaware on October 16, 2020 (incorporated by reference to Exhibit 3.1 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
3.2	Amended and Restated Bylaws of Paya Holdings Inc. (incorporated by reference to Exhibit 3.2 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
4.1	Description of Paya Holdings Inc.'s Securities.
4.2	Specimen Warrant Certificate (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.2 to Paya Holding Inc.’s Form 8-K filed on October 22, 2020).
4.3	Warrant Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and FinTech Acquisition Corp. III. (incorporated by reference to Exhibit 4.1 of FinTech Acquisition Corp. III’s Current Report on Form 8-K filed on November 21, 2018).
4.4
Amendment No. 1 to Warrant Agreement, dated September 15, 2021, by and between Paya Holdings Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on September 15, 2021).

10.1	Registration Rights Agreement, dated October 16, 2020, by and among FinTech Acquisition Corp. III Parent Corp. and certain stockholders of Parent (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.2	Director Nomination Agreement, dated as of October 16, 2020, by and among Paya Holdings Inc., GTCR-Ultra Holdings, LLC, GTCR Fund XI/B LP and GTCR Fund XI/C LP (incorporated by reference to Exhibit 10.3 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.3	Tax Receivable Agreement, dated as of October 16, 2020, by and among FinTech Acquisition Corp. III Parent Corp., GTCR-Ultra Holdings, LLC, GTCR Ultra-Holdings II, LLC, GTCR/Ultra Blocker, Inc., a Delaware corporation and GTCR Fund XI/C LP (incorporated by reference to Exhibit 10.3 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 of FinTech Acquisition Corp. III’s Current Report on Form 8-K filed on August 3, 2020).

10.5+	Paya Holdings Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.'s Form S-8 filed on December 22, 2020).
10.6+	Form of Director/Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.7+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya, Inc. and Jeffrey Hack (incorporated by reference to Exhibit 10.8 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.8+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya, Inc. and Glenn Renzulli (incorporated by reference to Exhibit 10.9 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.9+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya, Inc. and Benjamin Weiner.
10.10+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya, Inc. and Darrell Winfield
10.11+	Employment Agreement, dated as of November 25, 2020, by and between Paya Holdings Inc., Paya, Inc. and Mindy Doster
10.12+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya, Inc. and Christine Scappa
10.13+	Employment Agreement, dated as of October 5, 2021, by and between Paya Holdings Inc., Paya Inc. and Michele Shepard
10.14+	Form of Stock Option Grant Notice and Stock Option Agreement
10.15+	Form of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement
10.16+	Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement
10.17
Credit Agreement, dated as of June 25, 2021, by and among Paya Holdings III, LLC, Paya, Inc., Paya Holdings II, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent and L/C issuer (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on June 28, 2021).

21.1	List of subsidiaries of Paya Holdings Inc.
23.1	Consent of Ernst & Young.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
-----------------

* The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2022                        PAYA HOLDINGS INC

.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer

Name	Position	Date

/s/ Jeffrey Hack	Chief Executive Officer and Director	March 14, 2022
Jeffrey Hack	(Principal Executive Officer)

/s/ Glenn Renzulli	Chief Financial Officer	March 14, 2022
Glenn Renzulli	(Principal Financial Officer)

/s/ Eric Bell	Chief Accounting Officer and Controller	March 14, 2022
Eric Bell	(Principal Accounting Officer)

/s/ Aaron Cohen	Director	March 14, 2022
Aaron Cohen

/s/ Oni Chukwu	Director	March 14, 2022
Oni Chukwu

/s/ Mike Gordon	Director	March 14, 2022
Michael Gordon

/s/ Christine Larsen	Director	March 14, 2022
Christine Larsen

/s/ KJ McConnell	Director	March 14, 2022
Kalen James McConnell

/s/ Collin Roche	Director	March 14, 2022
Collin Roche

/s/ Sid Singh	Director	March 14, 2022
Sid Singh

/s/ Anna May Trala	Director	March 14, 2022
Anna May Trala

/s/ Stuart Yarbrough	Director	March 14, 2022
Stuart Yarbrough