Form 10-Q
period 2022-03-31
Paya Holdings Inc.
filed 2022-05-10
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __

Commission file number 001-39627
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 132,071,979 shares of Common Stock, par value $0.001 per share, issued and outstanding as of May 2, 2022.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
March 31, 2022

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
•risks relating to data security
•changes in accounting policies applicable to Paya;

•the risk that Paya may not be able to remediate the existing material weakness related to the income tax provision or develop and maintain effective internal controls; and

•other risks and uncertainties discussed in the section titled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Part I
Item 1. Unaudited Consolidated Financial Statements
Paya Holdings Inc.
Consolidated Statements of Income and Other Comprehensive Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$65,993	$55,255
Cost of services exclusive of depreciation and amortization	(31,243)	(26,137)
Selling, general & administrative expenses	(22,455)	(16,914)
Depreciation and amortization	(7,791)	(7,032)
Income from operations	4,504	5,172
Other income (expense)
Interest expense	(2,989)	(4,043)
Other income	1,794	492
Total other expense	(1,195)	(3,551)
Income before income taxes	3,309	1,621
Income tax expense	(1,097)	(576)
Net income	$2,212	$1,045

Weighted average shares outstanding of common stock	132,066,631	117,808,563
Basic net income per share	$0.02	$0.01
Weighted average diluted shares outstanding of common stock	132,133,208	119,542,285
Diluted net income per share	$0.02	$0.01
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Balance Sheets
(In thousands except share data) (Unaudited)
	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$141,978	$146,799
Trade receivables, net	25,689	23,163
Prepaid expenses	2,815	2,407
Income taxes receivable	—	460
Other current assets	2,280	922
Total current assets before funds held for clients	172,762	173,751
Funds held for clients	89,488	99,815
Total current assets	$262,250	$273,566
Non-current assets:
Property and equipment, net	13,618	14,011
Goodwill	225,002	221,117
Intangible assets, net	137,579	136,708
Operating lease ROU assets, net of amortization	3,859	4,495
Other non-current assets	1,030	1,149
Total Assets	$643,338	$651,046
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	1,913	3,127
Accrued liabilities	15,747	13,686
Accrued revenue share	10,906	11,002
Income taxes payable	2,169	—
Current operating lease liabilities	1,350	1,302
Other current liabilities	3,375	3,422
Total current liabilities before client funds obligations	35,460	32,539
Client funds obligations	88,285	99,125
Total current liabilities	$123,745	$131,664
Non-current liabilities:
Deferred tax liability, net	10,402	11,723
Long-term debt	241,425	241,872
Tax receivable agreement liability	18,104	19,502
Non-current lease liabilities	3,604	3,941
Other non-current liabilities	419	419
Total liabilities	$397,699	$409,121
Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,067,113 and 132,059,879 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	132	132
Additional Paid-in-Capital	257,488	255,986

Accumulated deficit	(11,981)	(14,193)
Total stockholders’ equity	245,639	241,925
Total liabilities and stockholders’ equity	$643,338	$651,046
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share data)
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock-based compensation - Class C incentive units	—	—	259	—	259
Stock-based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Cumulative effect of adoption of new accounting standard	—	—	—	51	51
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,337)	$234,810

Balance at December 31, 2021	132,059,879	$132	$255,986	$(14,193)	$241,925
Net income	—	—	—	2,212	2,212
Stock-based compensation - Class C incentive units	—	—	231	—	231
Stock-based compensation - Common stock	—	—	1,271	—	1,271
RSU vesting	7,234	—	—	—	—
Balance at March 31, 2022	132,067,113	$132	$257,488	$(11,981)	$245,639
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,212	$1,045
Depreciation & amortization expense	7,791	7,032
Deferred taxes	(1,321)	(164)
Bad debt expense	161	226
Stock-based compensation	1,502	710
Change in tax receivable agreement liability	(806)	(452)
Non-cash lease expense	713	318
Amortization of debt issuance costs	242	259
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(2,601)	(4,792)
Prepaid expenses	(386)	(549)
Other current assets	(1,358)	(179)
Other non-current assets	70	—
Trade payables	(1,215)	(1,050)
Accrued liabilities	(3,027)	(16)
Accrued revenue share	(117)	816
Income tax payable/receivable, net	2,629	745
Other current liabilities	(54)	(86)
Lease liabilities	(374)	(266)
Other non-current liabilities	—	(21)
Net cash provided by operating activities	$4,061	$3,576
Cash flows from investing activities:
Purchases of property and equipment	(833)	(2,290)
Purchases of customer lists	(361)	(6,865)
Acquisition of business, net of cash received	(5,955)	—
Net cash (used in) investing activities	$(7,149)	$(9,155)
Cash flows from financing activities:
Payments on non-current debt	(625)	(591)
Proceeds from equity offering	—	116,970
Payment on tax receivable agreement liability	(592)	—
Movements in cash held on behalf of customers, net	(6,716)	(564)
Net cash provided by (used in) financing activities	$(7,933)	$115,815

Effect of foreign currency exchange rates on cash and cash equivalents	—	1
Net change in cash and cash equivalents	(11,021)	110,236
Cash and cash equivalents, beginning of period	198,391	63,408
Cash and cash equivalents, end of period	$187,370	$173,645

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	141,978	133,824
Restricted cash included in funds held for clients	45,392	39,821
Total cash, cash equivalents, and restricted cash	$187,370	$173,645

Supplemental disclosures:

Cash interest paid	$2,671	$3,727
Cash taxes paid, including estimated payments	$109	$—
See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(In Thousands, unless otherwise noted)
1.Organization, basis of presentation and summary of accounting policies
Organization

Paya Holdings Inc. (“we,” “us,” “Paya” or the “Company”), a Delaware corporation, conducts operations through its wholly-owned subsidiaries. These operating subsidiaries are comprised of Paya, Inc., Paya EFT, Inc., Stewardship Technology, Inc., First Mobile Trust, LLC, The Payment Group, LLC, Blue Parasol Group, LLC (Paragon Payment Solutions), and JS Innovations LLC (VelocIT).

The Company is an independent integrated payments platform providing card, ACH, and check payment processing solutions via software to middle-market businesses in the United States. Paya’s solutions integrate with customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting system.

The Company is headquartered in Atlanta, Georgia and also has operations in Reston, VA, Fort Walton Beach, FL, Dayton, OH, Mount Vernon, OH, and Dallas, TX.

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under accounting principles generally accepted in the United States of America (“U.S. GAAP”), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

In management’s opinion, the consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for any interim period are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.
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
Concentration of credit risk
Our cash, cash equivalents, trade receivables, funds receivable and customer accounts are potentially subject to concentration of credit risk. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. No individual customers represented more than 10% of the Company’s revenue. Generally, these deposits may be redeemed upon demand, and therefore, bear minimal default risk.
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for credit losses. The Company estimates an allowance for credit losses related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses a loss-rate method, which utilizes historical write-off data, to estimate expected credit losses relating to uncollectible accounts. The allowance for credit losses was $1,363 and $1,449 at March 31, 2022 and December 31, 2021, respectively.
Prepaid expenses

Prepaid expenses primarily consist of insurance, software licenses and other prepaid supplier invoices.
Other current assets

Other current assets primarily consist of current deferred debt issuance costs, other receivables, and equipment inventory.
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

The composition of funds held for clients was as follows:

	March 31,	December 31,
	2022	2021
Funds held for clients
Cash held to satisfy client funds obligations	$45,392	$51,592
Receivables held to satisfy client funds obligations	44,096	48,223
Total	$89,488	$99,815
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
Leases
On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach. We applied the new standard to all leases existing at the date of initial application. Refer to the discussion under Note 11 Commitments and Contingencies.

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
Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill and intangible assets annually for impairment, and at interim periods, using a qualitative approach. Our annual evaluation assesses qualitative factors to determine whether it is more likely than not the fair value is less than the carrying value of the asset. If the Company is unable to conclude that goodwill and intangible assets, net are not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the assets and comparing the fair value to the carrying value. As of March 31, 2022 and 2021, it was more likely than not that the fair value of goodwill and intangible assets, net exceeded their carrying value and as such, there was no goodwill impairment recognized in either period presented in the consolidated financial statements.

Intangible assets with finite lives consist of internal use software, trade names, customer lists and customer relationships and are amortized on a straight-line basis over their estimated useful lives. From time to time, the Company acquires customer lists from sales agents in exchange for an upfront cash payment. The purchase of customer lists are treated as asset acquisitions, resulting in recording an intangible asset at cost on the date of acquisition. The acquired customer lists intangible assets have a useful life of 5 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net book value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net book value of the related intangible asset to fair value and may adjust the remaining amortization period.

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

Revenue

The Company’s business model provides payment services, card processing, and ACH, to merchants through enterprise or vertically focused software partners, direct sales, reseller partners, other referral partners, and a limited number of financial institutions. The Company recognizes processing revenues on bankcard merchant accounts and ACH merchant accounts at the time merchant transactions are processed, and periodic fees over the period the service is performed. See Note 2, Revenue recognition for more information on the Company's revenue recognition policy.
Cost of services exclusive of depreciation and amortization

Cost of services includes card processing costs, ACH costs, and other fees paid to card networks, and equipment expenses directly attributable to payment processing and related services to merchants. These costs are recognized as incurred. Cost of services also includes revenue share amounts paid to reseller and referral partners. These expenses are recognized as transactions are processed. Accrued revenue share represent amounts earned during the period but not yet paid at the end of the period.
Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense. Stock-based compensation expense is also included in this category.
Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, mainly including customer relationships, internal-use software, customer lists, trade names and to a lesser extent depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and other comprehensive income. Customer lists and customer relationships are amortized over a period of 5-15 years, developed technology 5-10 years, and trade names 5-25 years.
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

The Company uses an interest rate cap contract to manage risk from fluctuations in interest rates on its Term Loan. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreement without exchange of the underlying principal amount. The interest rate cap is not designated as a hedging instrument. Changes in the fair value of the interest rate cap are recorded through other income (expense) in the consolidated statement of income and other comprehensive income, other current assets and other current liabilities on the consolidated balance sheets, and in changes in other current assets in the consolidated statement of cash flows.
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

Cash Flow Classification

During 2021, the Company identified an immaterial error in its interim and annual financial statements for the years ended December 31, 2020 and 2019, whereby the restricted cash within Funds Held for Clients was not appropriately included in the statement of cash flows. These amounts are now shown in the accompanying reconciliation of cash, cash equivalents and restricted cash to amounts shown on the balance sheet. The original and as adjusted amounts are shown below along with the errors, for the interim period ended March 31, 2021.

	As Filed	As Adjusted	Change
	March 31,	March 31,	March 31,
	2021	2021	2021
CASH FLOW FROM OPERATING ACTIVITIES
Movements in cash held on behalf of customers, net	$(594)	$—	$594
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,982	3,576	594
CASH FLOWS FROM FINANCING ACTIVITIES
Movements in client fund obligations, net	—	(564)	(564)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,379	115,815	(564)

Net change in cash and cash equivalents	$110,207	$110,237	$30
Cash and cash equivalents, beginning of period	23,617	63,408	39,791
Cash and cash equivalents, end of period	$133,824	$173,645	$39,821

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$133,824	$133,824	$—
Restricted cash included in funds held for clients	—	39,821	39,821
Total cash, cash equivalents, and restricted cash	$133,824	$173,645	$39,821

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three months ended March 31, 2022 and 2021, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set, and collected, by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $122,607 and $104,519 for the three months ended March 31, 2022 and 2021 respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended March 31,
	2022	2021
Revenue from contracts with customers
Transaction based revenue	$38,419	$30,178
Service based fee revenue	2,935	2,646
Equipment revenue	114	67
Total revenue	$41,468	$32,891

	Payment Services
	Three Months Ended March 31,
	2022	2021
Revenue from contracts with customers
Transaction based revenue	$19,872	$18,052
Service based fee revenue	4,608	4,293
Equipment revenue	45	19
Total revenue	$24,525	$22,364
3. Business combinations
JS Innovations LLC transaction overview

On January 19, 2022, the Company closed on the acquisition of JS Innovations LLC (VelocIT) which provides fully integrated, omnichannel payment solutions to accounting and ERP partners. The aggregate purchase price was $7,000 consisting of $6,000 cash paid at closing and $1,000 cash to be paid in January 2023, which is recorded in accrued liabilities on the consolidated balance sheets. Transaction costs related to the acquisition of VelocIT totaled $397 and are recorded in selling, general and administrative expenses on the consolidated statement of income and other comprehensive income for 2022.
Goodwill of $3,885 is estimated to result from the acquisition and is partially deductible for tax purposes. The measurement period remains open as of March 31, 2022 as we continue to refine our estimates of for assets acquired and liabilities assumed.
The following table summarizes the estimated acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of March 31, 2022:

Assets
Current Assets:
Cash and cash equivalents	$45
Trade receivables, net	85
Prepaid expenses	21
Total current assets	$151
Other assets:
Goodwill	3,885
Intangible assets, net	$3,000
Total assets	$7,036

Liabilities
Current liabilities:
Accrued liabilities	31
Accrued revenue share	22
Total current liabilities	53
Total liabilities	$53

Net assets	$6,983
Paragon Payment Solutions transaction overview
On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions (“Paragon”), which was accounted for as a business combination as defined by ASC 805. The aggregate purchase price paid at closing was $26,624, consisting of $19,124 in cash and $7,500 of common stock. In addition, up to $5,000 may become payable through April 22, 2022, subject to the achievement of certain future performance metrics. As of the financial statement issuance date, these performance metrics were not likely to be achieved and the Company does not expect to make any additional payments related to this business combination.
Goodwill of $14,780 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. The measurement period was closed as of March 31, 2022.
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of March 31, 2022:

Assets
Current Assets:
Cash and cash equivalents	$816
Trade receivables, net	2,653
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,688
Other assets:
Property and equipment, net	$52
Goodwill	14,780
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,090

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	2,118
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	7,929
Non-current liabilities:
Deferred tax liability, net	390
Other non-current liabilities	147
Total liabilities	$8,466

Net assets	$26,624

4. Property and equipment, net
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Computers and equipment	$8,669	$8,528
Internal-use software	15,673	14,949
Office equipment	141	141
Furniture and fixtures	1,320	1,357
Leasehold improvements	1,385	1,396
Other equipment	27	26
Total property and equipment	27,215	26,397
Less: accumulated depreciation	(13,597)	(12,386)
Total property and equipment, net	$13,618	$14,011

Depreciation and amortization expense, including internal-use software, totaled $1,227 and $1,038 for the three months ended March 31, 2022 and 2021 respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the consolidated financial statements was $225,002 and $221,117 as of March 31, 2022 and December 31, 2021, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the three months ended March 31, 2022:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2021	$162,783	$58,334	$221,117
Acquisition - VelocIT (Note 3)	3,885	—	3,885
Balance at March 31, 2022	$166,668	$58,334	$225,002
Intangible assets other than goodwill at March 31, 2022 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at March 31, 2022	Accumulated Amortization	Net Carrying Value as of March 31, 2022
Customer Relationships	8.8	5-15 years	$188,979	$(75,581)	$113,398
Developed Technology	6.2	5-10 years	39,620	(19,953)	19,667
Trade name	13.8	5-25 years	5,260	(746)	4,514
	8.5		$233,859	$(96,280)	$137,579
Intangible assets other than goodwill at December 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Carrying Value as of December 31, 2021
Customer Relationships	10.4	5-16 years	$184,544	$(70,222)	$114,322
Developed Technology	5.1	3-7 years	36,620	(18,843)	17,777
Trade name	15.8	5-25 years	5,260	(651)	4,609
	8.4		$226,424	$(89,716)	$136,708
Amortization expense totaled $6,564 and $5,994 for the three months ended March 31, 2022 and 2021 respectively.
The following table shows the expected future amortization expense for intangible assets at March 31, 2022:

Expected Future Amortization Expense
2022 - remaining	$19,681
2023	26,054
2024	24,434
2025	23,470
2026	18,664
Thereafter	25,276
Total expected future amortization expense	$137,579

6. Long-term debt

As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company entered into a new credit agreement which governs new senior secured credit facilities, consisting of a $250.0 million senior secured term loan facility (the “Term Loan”). The Company repaid its prior credit agreement (the “Prior Credit Agreement”) with Antares Capital LP, as administrative agent, in full.

The Company’s long-term debt consisted of the following for the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Term loan	$248,750	$249,375
Debt issuance costs, net	(4,825)	(5,018)
Total debt	243,925	244,357
Less: current portion of debt	(2,500)	(2,485)
Total long-term debt	$241,425	$241,872

There were no borrowings outstanding under the senior secured revolving credit facility (the “Revolver”) as of March 31, 2022 and December 31, 2021, respectively.

The current portion of debt was included within other current liabilities on the consolidated balance sheets.

The Company had $4,825 and $5,018 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $826 and $875 of unamortized costs associated with the Revolver as of March 31, 2022 and December 31, 2021, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the consolidated statement of income and other comprehensive income.

Interest expense on the long-term debt was $2,494 and $3,573 for the three months ended March 31, 2022 and 2021, respectively, and amortization of debt issuance costs were $242 and $259 for the three months ended March 31, 2022 and 2021, respectively.
Annual principal payments on the Term Loan for the remainder of 2022 and the following years is as follows:

Future Principal Payments
2022 - remaining	$1,875
2023	2,500
2024	2,500
2025	2,500
2026	2,500
Thereafter	236,875
Total future principal payments	$248,750
7. Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other current assets on the consolidated balance sheets. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap in connection with the entry into the new Term Loan. The fair value of the interest rate cap agreement was $1,592 at March 31, 2022. The Company recognized $1,397 and $(41) in other income (expense) for the three months ended March 31, 2022 and 2021, respectively.

8. Equity
Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 132,067,113 shares of common stock outstanding at March 31, 2022, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed $15.00 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the merger between the Company and FinTech Acquisition Corp. III (the “Fintech Transaction”) on October 16, 2020. In addition, should our share price exceed $17.50 per share for 20 out of any 30 consecutive trading days during the first five years following the closing of the Fintech Transaction, the Company is required to issue up to an additional 14,018,188 shares of common stock. Total contingently issuable shares are 19,700,000.

Paya Holdings Inc. Omnibus Incentive Plan

On October 16, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which allows for issuance of up to 8,800,000 shares of its common stock. The purpose of the plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individual stock and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the stockholders. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $1,271 and $451 of share-based compensation for the three months ended March 31, 2022 and 2021, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of March 31, 2022, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

RSUs represent the right to receive shares of the Company's common stock at a specified date in the future. RSUs issued under the Omnibus Incentive Plan vest over 3 or 5 year periods. RSUs granted under the Omnibus Incentive Plan were as follows:

Three Months Ended March 31,
2022
RSUs granted	1,861,361
Fair value of common stock	$5.12 - $5.89

The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

Three Months Ended March 31,
2022
Stock options granted	1,365,910
Fair value of stock options	2.76
Expected volatility	53.47%
Dividend yield	—
Expected term	6.5
Risk-free interest rate	2.20%

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

The following table summarizes stock option activities:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Fair Value
Outstanding, December 31, 2021	682,000	$10.87	9.49	$4.74
Granted	1,365,910	5.12		2.76
Exercised	—	—
Forfeited	(65,000)	13.57		4.38
Outstanding, March 31, 2022	1,982,910	$6.82	9.76	$3.39

As of December 31, 2021
Vested and Expected to vest	682,000	10.87	9.49	$4.74
Exercisable	37,000	$13.73	8.87	$4.25

As of March 31, 2022
Vested and Expected to vest	1,982,910	6.82	9.76	$3.39
Exercisable	39,000	$13.62	8.65	$4.21

The following table summarizes RSU activities:

	Number of Shares	Weighted-Average Fair Value
Outstanding, December 31, 2021	763,645	$10.89
Granted	1,861,361	5.44
Vested	(3,333)	11.68
Forfeited	(55,000)	13.54
Outstanding March 31, 2022	2,566,673	$6.88

Class C Incentive Units

GTCR-Ultra Holdings, LLC (“Ultra”) provided Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2020 to March 31, 2022 is as follows:

Time Vesting
December 31, 2020 balance	42,881,437
Granted	—
Forfeited	—
March 31, 2021 balance	42,881,437

December 31, 2021 balance	39,074,593
Granted	—
Forfeited	—
March 31, 2022 balance	39,074,593
As of March 31, 2022, 25,075,092 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

	Three Months Ended March 31,
	2022	2021
Time vesting units
5 year vesting period	38,776,593	42,583,437
1 year vesting period	298,000	298,000
Outstanding Incentive Units	39,074,593	42,881,437

The Company recognized $231 and $259 of share-based compensation related to the Class C Incentive Units, for the three months ended March 31, 2022 and 2021 respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. The Company did not issue any Class C incentive units in 2021 or 2022.

Warrants

The Company had 0 and 17,714,949 warrants outstanding as of March 31, 2022 and 2021, respectively. During 2021, the Company completed a registered exchange offer relating to the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing, the Company issued an aggregate of 4,531,407 shares of common stock and separate from the exchange, 2,450 warrants were exercised.

Additionally, on the closing date of the exchange offer, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2021 or March 31, 2022.

Earnings per Share

Earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock awards.

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$2,212	$1,045
Denominator:
Weighted average common shares - basic	132,066,631	117,808,563

Add effect of dilutive securities:
Stock-based awards	66,577	6,624
Warrants	—	1,727,098

Weighted average common shares assuming dilution	132,133,208	119,542,285

Earnings per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	371,214	50,000
Stock options - granted	734,741	185,000
Earnout shares	19,700,000	19,700,000
Total anti-dilutive shares	20,805,955	19,935,000

9. Income taxes

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 33.2% and 49.3%, respectively. The Company recorded income tax expense of $1,097 and $576 for the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The difference in the Company’s effective income tax rate for the three months ended March 31, 2022 and its federal statutory tax rate of 21% is primarily driven by state and local income taxes, stock compensation, and an increase in the valuation allowance.

At March 31, 2022 and 2021, the Company recognized $2,169 and $740 of current tax payable related to the income tax expense.

ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $9,916 and $9,740 against these assets as of March 31, 2022, and December 31, 2021, respectively. The change in the valuation allowance is predominantly a result of the timing differences between the book and tax amortization of intangible assets acquired during the year. The ending amount of all unrecognized tax benefits were $229 for both periods as of March 31, 2022, and December 31, 2021.

10. Fair Value

The Company makes recurring fair value measurements of contingent liabilities arising from the Paragon acquisition using Level 3 unobservable inputs. This amount relates to expected earnout payments related to certain growth metrics related to the financial performance of Paragon in the 12 months from April 23, 2021 through April 22, 2022 as laid out in the acquisition agreement. The fair value of the contingent liability was zero at March 31, 2022.

There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or the year ended December 31, 2021.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy. As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy as shown in the table below.

	Level 1	Level 2	Level 3
December 31, 2021
Interest rate cap agreement(a)	$—	$194	$—
Total	$—	$194	$—
March 31, 2022
Interest rate cap agreement(a)	$—	$1,592	$—
Total	$—	$1,592	$—

(a) Interest rate cap asset value is included in other current assets on the consolidated balance sheets.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value. Fair value has been estimated based on actual trading information, and quoted prices, provided by bond traders and would be classified as Level 2.
11. Commitments and contingencies
As disclosed in Note 12 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company adopted ASC Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2021.
The Company monitors for events or changes in circumstances that require a reassessment of a lease. During the three months ended March 31, 2022, the Company abandoned one of its lease agreements and recorded an immaterial impairment charge, of approximately $397, in selling, general, and administrative expenses, to derecognize the corresponding ROU asset.
As of March 31, 2022 and 2021, the Company's total lease cost was $418 and $414, respectively, which consisted of $320 and $320 in operating lease cost and $98 and $94 in variable lease cost, respectively.

As of March 31, 2022, amounts reported in the consolidated balance sheets were as follows:

Operating Leases:	March 31, 2022	December 31, 2021
Right-of-use assets	$3,859	$4,495
Lease liability, current	1,350	1,302
Lease liability, noncurrent	3,604	3,941
Total lease liabilities	$4,954	$5,243

Weighted-average remaining lease term (in years)	3.72	4.73
Weighted-average discount rate (annual)	4.0%	4.0%

Other information related to leases are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	374	266

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	—	5,168

The following table presents a maturity analysis of the Company's operating lease liabilities as of March 31, 2022:

Three Months Ended March 31, 2022	(In thousands)
2022	$1,135
2023	1,443
2024	1,083
2025	990
2026	587
Thereafter	115
Total Lease payments	$5,351
Less Imputed Interest	397
Total lease obligations	$4,954

Liabilities under Tax Receivable Agreement

The Company is party to the Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. The Company paid $592 for TRA related payments as of March 31, 2022. The Company recognized $18,104 of liabilities relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit, as of March 31, 2022. The total potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $32,576. Any changes in the value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and other comprehensive income.
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
12. Related party transactions
Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement that was repaid in full during 2021. As such, Antares is considered a related party. The Company recorded interest expense of $0 and $3,573 in expense on the consolidated statement of income and other comprehensive income for the three months ended March 31, 2022 and 2021, respectively, related to the Prior Credit Agreement. As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company repaid the remaining principal and interest on the Prior Credit Agreement on June 25, 2021 and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $320 and $243 for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
	2022	2021
Integrated Solutions	$41,468	$32,891
Payment Services	24,525	22,364
Total Revenue	65,993	55,255
Integrated Solutions gross profit	21,495	18,200
Payment Services gross profit	13,255	10,918
Total segment gross profit	34,750	29,118
Selling, general & administrative expenses	(22,455)	(16,914)
Depreciation and amortization	(7,791)	(7,032)
Interest expense	(2,989)	(4,043)
Other income (expense)	1,794	492
Income (loss) before income taxes	$3,309	$1,621

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s consolidated revenues for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Paya Holdings Inc. and is intended to help the reader understand Paya Holdings Inc., our operations and our present business environment. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. References to “we,” “us,” “our”, “Paya”, “Paya Holdings”, or “the Company” refer to Paya Holdings Inc. and its consolidated subsidiaries.
Overview

We are an independent integrated payments platform providing card, ACH, and check payment processing solutions via software to middle-market businesses in the United States. Our solutions integrate with customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting system. In this manner, we enable our customers to collect revenue from their B2C and B2B customers with a seamless experience and high-level of security across payment types.
Recent Developments

On January 19, 2022, the Company closed on the acquisition of JS Innovations LLC (VelocIT) which provides fully integrated, omnichannel payment solutions to accounting and ERP partners.
COVID-19 Update

There continues to be uncertainty around the COVID-19 pandemic as new variants of COVID-19, including the Omicron variant, have caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the impact of new variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against new variants; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our clients, employees, vendors, and other partners.

We continue to focus on protecting the health and safety of our employees, supporting our customers, and mitigating the impact on our financial position and operations.

Given that many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations have not been impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, have not been significantly impacted. This was evident by stable or growing volumes in our B2B Goods & Services, Government & Utilities, and Non-Profit verticals. We also continue to benefit from our lack of concentration in end markets which saw steep declines, such as restaurants, travel, hospitality, and brick-and-mortar retail.

While our business has been impacted by the COVID-19 pandemic, we have demonstrated resilience due to our portfolio of attractive, less-cyclical end markets. The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2022 continue to remain uncertain. While we have not seen a meaningful degradation in new customer enrollment or an increase in existing customer attrition as a result of COVID-19, it is possible that those business trends change if economic hardship across the country forces new or additional business closures or other detrimental actions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity.

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
•Economic conditions. Changes in macro-level consumer spending trends, including those related to COVID-19, inflationary trends, supply chain shortages and the war in Ukraine, could affect the amount of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.
•For additional discussion on trends affecting our results of operations, see "Key Trends Impacting Our Market" under Part 1, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Key Components of Revenue and Expenses

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.
Revenue

The Company’s business model provides payment services, credit and debit card processing, and ACH processing to customers through enterprise or vertically focused software partners, direct sales, reseller partners, other referral partners, and a limited number of financial institutions. The Company recognizes processing revenues at the time customer transactions are processed and periodic fees over the period the service is performed. Transaction based revenue represents revenue generated from transaction fees based on volume and is recognized net of interchange fees and assessments. Service based fee revenue is generated from charging a service fee, a fee charged to the client for facilitating bankcard processing, and is recognized on a gross basis. The Company also generates service based fees related to ACH inclusive of monthly support and statement fees.
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
Selling general & administrative

Selling, general and administrative expenses consist primarily of salaries, wages, commissions, marketing costs, professional services costs, technology costs, occupancy costs of leased space, and bad debt expense. Stock-based compensation expense is also included in this category.
Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, including customer relationships, internal use software, acquired customer lists, trade names, and to a lesser extent, depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and other comprehensive income. The purchase of customer lists are treated as asset acquisitions, resulting in recording an intangible asset at cost on the date of acquisition. The acquired customer lists intangible assets have a useful life of 5 years, other customer relationships are amortized over a period of 5-15 years, developed technology 5-10 years, and trade names over 5-25 years.
Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

(in millions)	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenue	$66.0	$55.3	$10.7	19.3%
Cost of services exclusive of depreciation and amortization	(31.2)	(26.1)	(5.1)	(19.5)%
Selling, general & administrative expenses	(22.4)	(17.0)	(5.4)	(31.8)%
Depreciation and amortization	(7.8)	(7.0)	(0.8)	(11.4)%
Income from operations	4.6	5.2	(0.6)	(11.5)%
Other income (expense)
Interest expense	(3.0)	(4.0)	1.0	25.0%
Other income	1.8	0.4	1.4	NM
Total other expense	(1.2)	(3.6)	2.4	66.7%

Income before income taxes	3.3	1.6	1.7	106.3%
Income tax expense	(1.1)	(0.6)	(0.5)	(83.3)%
Net income	$2.2	$1.0	$1.2	120.0%

NM - not meaningful
Revenue
Total revenue was $66.0 for the three months ended March 31, 2022 as compared to total revenue of $55.3 for the three months ended March 31, 2021. The increase of $10.7, or 19.3%, was driven by a $8.6 or 26.1% increase in Integrated Solutions and a $2.1 or 9.7% increase in Payment Services, including inorganic contributions from Paragon, for the three months ended March 31, 2022.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $5.1, or 19.5%, to $31.2 for the three months ended March 31, 2022 from $26.1 for the three months ended March 31, 2021. The increase was driven by higher revenue share and higher processing costs in Integrated Solutions partially offset by lower revenue share in Payment Services as well as inorganic contributions from Paragon.
Selling, general & administrative
Selling, general and administrative expenses increased by $5.4, or 31.8%, to $22.4 for the three months ended March 31, 2022 from $17.0 for the three months ended March 31, 2021. The increase is primarily due to a $4.7 increase in compensation and benefits, $0.3 in technology related costs, and includes inorganic contributions from Paragon.

Depreciation and amortization
Depreciation and amortization increased by $0.8, or 11.4%, to $7.8 for the three months ended March 31, 2022 as compared to $7.0 for the three months ended March 31, 2021. The increase is primarily due to $0.8 in customer list amortization from additional customer list acquisitions.
Interest Expense
Interest expense decreased by $1.0, or 25.0%, to $3.0 for the three months ended March 31, 2022 from $4.0 for the three months ended March 31, 2021, primarily due to lower interest rates on the Revolver and Term Loan credit facilities.

Other Income (Expense)

Other income (expense) increased by $1.4 to $1.8 for the three months ended March 31, 2022 from $0.4 for the three months ended March 31, 2021. The increase is primarily due to a non-cash change in fair value of the interest rate cap agreement of $1.4 due to the increase in market interest rates.
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
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three months ended March 31, 2022 and March 31, 2021 are shown in the table below:

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Payment volume	$11,690	$9,462	$2,228	23.5%
The increase in volume for the three months ended March 31, 2022 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions and inorganic Paragon contributions.
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

We disclose EBITDA, Adjusted EBITDA, and Adjusted Net Income in this Quarterly Report because these non-GAAP measures are key measures used by us to evaluate our business, measure our operating performance and make strategic decisions. We believe EBITDA, Adjusted EBITDA, and Adjusted Net Income are useful for investors and others in understanding and evaluating our results of operations in the same manner as we do. However, EBITDA, Adjusted EBITDA, and Adjusted Net Income are not financial measures calculated in accordance with U.S. GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with U.S. GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted Net Income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted Net Income alongside other financial performance measures, including net income and our other financial results presented in accordance with U.S. GAAP. The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated:
Adjusted EBITDA for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$2.2	$1.0
Depreciation & amortization	7.8	7.0
Income tax expense (benefit)	1.1	0.6
Interest and other expense	1.2	3.6
EBITDA	12.3	12.2

Transaction-related expenses(a)	0.5	0.8
Stock based compensation(b)	1.5	0.7
Restructuring costs(c)	0.9	0.2
Discontinued service costs(d)	0.1	0.2
Non-recurring public company start-up costs	0.4	0.3
Contingent non-income tax liability	0.1	—
Other costs(e)	0.6	0.4
Total adjustments	4.1	2.6
Adjusted EBITDA	$16.4	$14.8

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
(e)Represents non-operational gains or losses, non-standard project expense, and non-operational legal expense.
Adjusted Net Income for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$2.2	$1.0

Amortization add back	6.6	6.0
Transaction-related expenses(a)	0.5	0.8
Stock based compensation(b)	1.5	0.7
Restructuring costs(c)	0.9	0.2
Discontinued IT service costs(d)	0.1	0.2
Non-recurring public company start-up costs	0.4	0.3
Contingent non-income tax liability	0.1	—
Other costs(e)	0.6	0.4
Total adjustments	10.7	8.6
Tax effect of adjustments(f)	(0.9)	(0.4)
Adjusted Net Income	$12.0	$9.2

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
(e)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.
(f)Represents pro forma income tax adjustment effect, at the anticipated blended rate, for all items expected to have a cash tax impact (i.e. items that were not originally recorded through goodwill). Any impact to the valuation allowance assessment for these adjustments has not been considered.

Segments

We provide our services through two reportable segments: (1) Integrated Solutions and (2) Payment Services. The Company’s reportable segments are the same as the operating segments.

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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$41.5	$32.9	$8.6	26.1%
Segment gross profit(1)	$21.5	$18.2	$3.3	18.1%
Segment gross profit margin	51.8%	55.3%

Payment Services
Segment revenue	$24.5	$22.4	$2.1	9.7%
Segment gross profit(1)	$13.3	$10.9	$2.4	21.4%
Segment gross profit margin	54.0%	48.8%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $41.5 for the three months ended March 31, 2022 as compared to $32.9 for the three months ended March 31, 2021. The increase of $8.6 was primarily driven by Integrated Card growth and inorganic Paragon contributions.
Gross profit for the Integrated Solutions segment was $21.5 resulting in a gross profit margin of 51.8% for the three months ended March 31, 2022 as compared to $18.2 with a gross profit margin of 55.3% for the three months ended March 31, 2021. The increase of $3.3 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share related to revenue growth, partner mix, and higher processing costs.
Payment Services

Revenue for the Payment Services segment was $24.5 for the three months ended March 31, 2022 as compared to $22.4 for the three months ended March 31, 2021. The increase of $2.1 was driven by ACH growth and inorganic Paragon contributions.
Gross profit for the Payment Services segment was $13.3 resulting in a gross profit margin of 54.0% for the three months ended March 31, 2022 as compared to $10.9 with a gross profit margin of 48.8% for the three months ended March 31, 2021. The increase of $2.4 in segment gross profit was primarily driven by ACH growth and inorganic Paragon contributions.
Liquidity and Capital Resources
Sources

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities and in 2021, with an equity issuance. We have historically sourced our acquisitions with cash flow from operations and borrowings under our credit facilities, and prior to becoming a publicly traded company, with capital infusions from Ultra. As of March 31, 2022, we had $142.0 million of cash and cash equivalents on hand and borrowing capacity of $45.0 million from our Revolver. We believe our existing cash and cash provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to the commitment fees related to our credit facilities, interest on long-term debt and operating lease obligations. Expected timing of these payments are as follows:

	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	More than 5 years
(in millions)
Long-term debt(i)	$248.8	1.9	5.0	5.0	236.9
Interest on long-term debt(ii)	$60.2	7.4	19.6	19.2	14.0
Rent payments(iii)	$5.3	1.1	2.5	1.6	0.1

i.Reflects contractual principal payments. See Note 6 for discussion of Term Loan.
ii.Reflects minimum interest payable under the Term Loan. We have assumed a Eurodollar rate of 0.75% plus a spread of 3.25% for purposes of calculating interest payable on the Term Loan. Payments herein are subject to change as payments for variable rate debt have been estimated.
iii.We lease certain property and equipment for various periods under non-cancelable operating leases.

Indebtedness

On June 25, 2021, Paya entered into a credit agreement which governs new senior secured credit facilities, consisting of the $250.0 million Term Loan, and the $45.0 million Revolver. On December 31, 2021, the Company began making quarterly amortization payments on the Term Loan. As of March 31, 2022, $248.8 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash provided (used) by operating activities	$4.1	$3.6
Net cash provided (used) by investing activities	(7.2)	(9.2)
Net cash provided (used) by financing activities	(7.9)	115.8
Change in cash	$(11.0)	$110.2
Operating Activities
Net cash provided by operating activities increased $0.5 to $4.1 for the three months ended March 31, 2022 compared to $3.6 provided by operating activities for the three months ended March 31, 2021. The increase in net cash provided by operating activities was primarily due to higher payment volume in the three months ended March 31, 2022.
Investing Activities
Net cash used in investing activities decreased $2.0 to $7.2 in the three months ended March 31, 2022 from $9.2 in the three months ended March 31, 2021. The decrease in cash used by investing activities was primarily driven by the purchase of VelocIT for $6.0 offset by a decrease in purchases of customers lists of $6.5 in the three months ended March 31, 2022. In addition, we used $0.8 for capital expenditures and capitalization of internal use software in the three months ended March 31, 2022 compared to $2.3 in the three months ended March 31, 2021.
Financing Activities
Net cash provided by (used in) financing activities decreased $123.7 to $(7.9) for the three months ended March 31, 2022 from cash provided by financing activities of $115.8 for the three months ended March 31, 2021. The decrease in cash provided by (used in) financing activities was primarily due to net proceeds from the Equity Offering of $117.0 in the three months ended March 31, 2021.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2021. There have been no material changes to the critical accounting estimates disclosed in our 2021 Form 10-K.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2021. There have been no material changes to our principles of consolidation disclosed in our 2021 Form 10-K.
Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for our assessment of recently issued and adopted accounting standards.

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

The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. In February 2021, the Company entered into an interest rate cap agreement with a notional amount of $171.5 million, with an effective date of March 31, 2021, expiring on March 31, 2023. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. Refer to Note 7 of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

During the audit process related to December 31, 2021, management, in connection with our independent auditors, identified a material weakness in our controls related to the operating effectiveness of the review of the annual income tax provision prepared by a third-party firm, specifically the valuation allowance related to deferred tax assets. This impacts the timing of realization of a deferred tax asset, while the total projected deferred tax benefit remains unchanged.

Remediation Efforts with Respect to the Material Weakness

We are committed to maintaining a strong internal control environment and we are in the process of executing the following steps to remediate this material weakness.

a.Refining the scope of the Company’s external tax advisors to provide advice related to complex or unusual items;
b.Enhancing the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment;
c.Hiring additional tax personnel or advisors to bolster the capabilities and capacity of the Company's in-house tax department.

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

Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2021 Annual Report on Form 10-K.
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

3.2	Amended and Restated Bylaws of Paya Holdings Inc. (incorporated by reference to Exhibit 3.2 to Paya Holdings Inc.’s Form 8-K filed on October 20, 2020).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
1010.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
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

Date: May 10, 2022	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer