Form 10-Q
period 2022-06-30
Paya Holdings Inc.
filed 2022-08-05
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 132,076,206 shares of Common Stock, par value $0.001 per share, issued and outstanding as of August 2, 2022.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
June 30, 2022

Part I

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company. Specifically, forward-looking statements may include statements relating to:

•operational, economic, political and regulatory risks, including those related to the war in Ukraine, heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain;
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
Item 1. Unaudited Consolidated Financial Statements
Paya Holdings Inc.
Consolidated Statements of Income and Other Comprehensive Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$72,492	$63,984	$138,485	$119,239
Cost of services exclusive of depreciation and amortization	(35,741)	(30,199)	(66,984)	(56,336)
Selling, general & administrative expenses	(22,892)	(20,846)	(45,347)	(37,760)
Depreciation and amortization	(7,897)	(7,519)	(15,688)	(14,551)
Income from operations	5,962	5,420	10,466	10,592
Other income (expense)
Interest expense	(3,188)	(3,822)	(6,177)	(7,865)
Other income	(183)	(8,467)	1,611	(7,975)
Total other expense	(3,371)	(12,289)	(4,566)	(15,840)
Income before income taxes	2,591	(6,869)	5,900	(5,248)
Income tax expense	(945)	3,715	(2,042)	3,139
Net income	$1,646	$(3,154)	$3,858	$(2,109)

Weighted average shares outstanding of common stock	126,389,325	127,213,455	126,387,058	122,511,009
Basic net income per share	$0.01	$(0.02)	$0.03	$(0.02)
Weighted average diluted shares outstanding of common stock	126,616,114	127,213,455	126,549,753	122,511,009
Diluted net income per share	$0.01	$(0.02)	$0.03	$(0.02)
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Balance Sheets
(In thousands except share data) (Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$147,312	$146,799
Trade receivables, net	28,494	23,163
Prepaid expenses	2,775	2,407
Income taxes receivable	—	460
Other current assets	3,712	922
Total current assets before funds held for clients	182,293	173,751
Funds held for clients	92,489	99,815
Total current assets	$274,782	$273,566
Non-current assets:
Property and equipment, net	14,164	14,011
Goodwill	225,081	221,117
Intangible assets, net	131,807	136,708
Operating lease ROU assets, net of amortization	3,351	4,495
Other non-current assets	987	1,149
Total Assets	$650,172	$651,046
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	2,770	3,127
Accrued liabilities	15,904	13,686
Accrued revenue share	11,631	11,002
Income taxes payable	969	—
Current operating lease liabilities	1,253	1,302
Other current liabilities	3,347	3,422
Total current liabilities before client funds obligations	35,874	32,539
Client funds obligations	91,211	99,125
Total current liabilities	$127,085	$131,664
Non-current liabilities:
Deferred tax liability, net	10,116	11,723
Long-term debt	240,994	241,872
Tax receivable agreement liability	19,178	19,502
Non-current lease liabilities	3,131	3,941
Other non-current liabilities	418	419
Total liabilities	$400,922	$409,121
Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,071,925 and 132,059,879 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	132	132
Additional Paid-in-Capital	259,453	255,986

Accumulated deficit	(10,335)	(14,193)
Total stockholders’ equity	249,250	241,925
Total liabilities and stockholders’ equity	$650,172	$651,046
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share data)
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock-based compensation - Class C incentive units	—	—	259	—	259
Stock-based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Cumulative effect of adoption of new accounting standard	—	—	—	51	51
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,337)	$234,810
Net income	—	—	—	(3,154)	(3,154)
Stock based compensation - Class C incentive units	—	—	74	—	74
Stock based compensation - Common stock	—	—	790	—	790
Equity offering	—	—	(206)	—	(206)
Reclassification	—	113	(113)	—	—
Shares issued for acquisition	682,892	1	7,499	—	7,500
Balance at June 30, 2021	127,380,384	$127	$255,178	$(15,491)	$239,814

Balance at December 31, 2021	132,059,879	$132	$255,986	$(14,193)	$241,925
Net income	—	—	—	2,212	2,212
Stock-based compensation - Class C incentive units	—	—	231	—	231
Stock-based compensation - Common stock	—	—	1,271	—	1,271
Shares issued under equity compensation plan	7,234	—	—	—	—
Balance at March 31, 2022	132,067,113	$132	$257,488	$(11,981)	$245,639
Net income	—	—	—	1,646	1,646
Stock-based compensation - Class C incentive units	—	—	193	—	193
Stock-based compensation - Common stock	4,812	—	1,786	—	1,786

Shares issued under equity compensation plan	—	—	(14)	—	(14)
Balance at June 30, 2022	132,071,925	$132	$259,453	$(10,335)	$249,250
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,858	$(2,109)
Depreciation & amortization expense	15,688	14,551
Deferred taxes	(1,607)	(3,414)
Bad debt expense	563	658
Stock-based compensation	3,481	1,574
Change in tax receivable agreement liability	268	(448)
Change in fair value of derivative	(2,483)	—
Non-cash lease expense	1,161	694
Amortization of debt issuance costs	484	444
Loss on debt extinguishment	—	6,187
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(5,809)	(4,581)
Prepaid expenses	(341)	(227)
Other current assets	(307)	3
Other non-current assets	65	(77)
Trade payables	(358)	(916)
Accrued liabilities	1,069	1,222
Accrued revenue share	608	1,830
Income tax payable/receivable, net	1,429	(3,004)
Other current liabilities	(86)	57
Lease liabilities	(753)	(661)
Other non-current liabilities	(1)	(27)
Net cash provided by operating activities	$16,929	$11,756
Cash flows from investing activities:
Purchases of property and equipment	(2,656)	(3,669)
Purchases of customer lists	(5,285)	(8,665)
Acquisition of business, net of cash received	(6,034)	(18,289)
Net cash (used in) investing activities	$(13,975)	$(30,623)
Cash flows from financing activities:
Payments on non-current debt	(1,250)	(228,677)
Borrowings under non-current debt	—	250,000
Payment of debt issuance costs	—	(6,390)
Proceeds from equity offering	—	116,764
Repurchase of restricted stock to satisfy tax withholding obligations	(14)	—
Payment on tax receivable agreement liability	(592)	—
Movements in cash held on behalf of customers, net	(3,272)	9,422
Net cash provided by (used in) financing activities	$(5,128)	$141,119

Net change in cash and cash equivalents	(2,174)	122,252
Cash and cash equivalents, beginning of period	198,391	63,408
Cash and cash equivalents, end of period	$196,217	$185,660

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	147,312	135,573
Restricted cash included in funds held for clients	48,905	50,087
Total cash, cash equivalents, and restricted cash	$196,217	$185,660

Supplemental disclosures:
Cash interest paid	$5,568	$7,308
Cash taxes paid, including estimated payments	$2,219	$2,958

Non-cash investing activity:
Non-cash primary stock issuance related to Paragon acquisition	$—	7,500
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

The Company is headquartered in Atlanta, Georgia and also has operations in Reston, VA, Fort Walton Beach, FL, Mount Vernon, OH, and Dallas, TX.

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
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for credit losses. The Company estimates an allowance for credit losses related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses a loss-rate method, which utilizes historical write-off data, to estimate expected credit losses relating to uncollectible accounts. The allowance for credit losses was $1,316 and $1,449 at June 30, 2022 and December 31, 2021, respectively.
Prepaid expenses

Prepaid expenses primarily consist of insurance, software licenses and other prepaid supplier invoices.
Other current assets

Other current assets primarily consist of current deferred debt issuance costs related to the line of credit, other receivables, and equipment inventory.
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

The composition of funds held for clients was as follows:

	June 30,	December 31,
	2022	2021
Funds held for clients
Cash held to satisfy client funds obligations	$48,905	$51,592
Receivables held to satisfy client funds obligations	43,584	48,223
Total	$92,489	$99,815
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
Leases
On January 1, 2021, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach. We applied the new standard to all material leases existing at the date of initial application. Refer to the discussion under Note 11 Commitments and Contingencies.

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
Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill and intangible assets annually for impairment, and at interim periods, using a qualitative approach. Our annual evaluation assesses qualitative factors to determine whether it is more likely than not the fair value is less than the carrying value of the asset. If the Company is unable to conclude that goodwill and intangible assets, net are not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the assets and comparing the fair value to the carrying value. As of June 30, 2022 and 2021, it was more likely than not that the fair value of goodwill and intangible assets, net exceeded their carrying value and as such, there was no goodwill impairment recognized in either period presented in the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. The amendments of this ASU are effective for reporting periods beginning after December 15, 2022. Early adoption of this ASU is permitted for interim and annual impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three and six months ended June 30, 2022 and 2021, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set, and collected, by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $135,341 and $257,948 for the three and six months ended June 30, 2022, respectively. Transaction based revenue was recorded net of interchange fees and assessments of $123,244 and $227,762 for the three and six months ended June 30, 2021 respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers
Transaction based revenue	$43,746	$37,032	$82,165	$67,225
Service based fee revenue	2,770	2,486	5,705	5,116
Equipment revenue	78	46	192	114
Total revenue	$46,594	$39,564	$88,062	$72,455

	Payment Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers
Transaction based revenue	$21,415	$20,137	$41,287	$38,209
Service based fee revenue	4,447	4,251	9,055	8,524
Equipment revenue	36	32	81	51
Total revenue	$25,898	$24,420	$50,423	$46,784
3. Business combinations
JS Innovations LLC transaction overview

On January 19, 2022, the Company closed on the acquisition of JS Innovations LLC (VelocIT) which provides fully integrated, omnichannel payment solutions to accounting and ERP partners. The acquisition was accounted for as a business combination as defined by ASC 805, and the aggregate purchase price was $7,079 consisting of $6,079 cash paid at closing and $1,000 cash to be paid in January 2023, which is recorded in accrued liabilities on the consolidated balance sheets. Transaction costs related to the acquisition of VelocIT totaled $397 and are recorded in selling, general and administrative expenses on the consolidated statement of income and other comprehensive income for 2022.
Goodwill of $3,964 is estimated to result from the acquisition and is partially deductible for tax purposes. The measurement period remains open as of June 30, 2022 as we continue to refine our estimates for assets acquired and liabilities assumed.
The following table summarizes the estimated acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of June 30, 2022:

Assets
Current Assets:
Cash and cash equivalents	$45
Trade receivables, net	85
Prepaid expenses	28
Total current assets	$158
Other assets:
Goodwill	3,964
Intangible assets, net	$3,000
Total assets	$7,122

Liabilities
Current liabilities:
Accrued liabilities	21
Accrued revenue share	22
Total current liabilities	43
Total liabilities	$43

Net assets	$7,079

Paragon Payment Solutions transaction overview
On April 23, 2021, the Company closed the acquisition of Paragon Payment Solutions (“Paragon”), which was accounted for as a business combination as defined by ASC 805. The aggregate purchase price was $26,624, consisting of $19,124 in cash and $7,500 of common stock.
Goodwill of $14,780 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. The measurement period was closed as of March 31, 2022.
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of June 30, 2022:

Assets
Current Assets:
Cash and cash equivalents	$816
Trade receivables, net	2,653
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,688
Other assets:
Property and equipment, net	$52
Goodwill	14,780
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,090

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	2,118
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	7,929
Non-current liabilities:
Deferred tax liability, net	390
Other non-current liabilities	147
Total liabilities	$8,466

Net assets	$26,624

4. Property and equipment, net
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Computers and equipment	$8,810	$8,528
Internal-use software	17,352	14,949
Office equipment	141	141
Furniture and fixtures	1,320	1,357
Leasehold improvements	1,385	1,396
Other equipment	26	26
Total property and equipment	29,034	26,397
Less: accumulated depreciation	(14,870)	(12,386)
Total property and equipment, net	$14,164	$14,011
Depreciation and amortization expense, including internal-use software, totaled $1,275 and $2,502 for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense, including internal-use software, totaled $1,075 and $2,113 for the three and six months ended June 30, 2021, respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the consolidated financial statements was $225,081 and $221,117 as of June 30, 2022 and December 31, 2021, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the six months ended June 30, 2022:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2021	$162,783	$58,334	$221,117
Acquisition - VelocIT (Note 3)	3,964	—	3,964
Balance at June 30, 2022	$166,747	$58,334	$225,081
Intangible assets other than goodwill at June 30, 2022 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at June 30, 2022	Accumulated Amortization	Net Carrying Value as of June 30, 2022
Customer Relationships	8.8	5-15 years	$189,829	$(80,968)	$108,861
Developed Technology	6.3	5-10 years	39,620	(21,092)	18,528
Trade name	13.8	5-25 years	5,260	(842)	4,418
	8.5		$234,709	$(102,902)	$131,807

Intangible assets other than goodwill at December 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Carrying Value as of December 31, 2021
Customer Relationships	10.4	5-16 years	$184,544	$(70,222)	$114,322
Developed Technology	5.1	3-7 years	36,620	(18,843)	17,777
Trade name	15.8	5-25 years	5,260	(651)	4,609
	8.4		$226,424	$(89,716)	$136,708
Amortization expense totaled $6,622 and $13,186 for the three and six months ended June 30, 2022, respectively, and $6,443 and $12,438 for the three and six months ended June 30, 2021, respectively.
The following table shows the expected future amortization expense for intangible assets at June 30, 2022:

Expected Future Amortization Expense
2022 - remaining	$13,187
2023	26,224
2024	24,604
2025	23,640
2026	18,834
Thereafter	25,318
Total expected future amortization expense	$131,807

6. Long-term debt

As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company entered into a new credit agreement which governs new senior secured credit facilities, consisting of a $250 million senior secured term loan facility (the “Term Loan”). The Company repaid its prior credit agreement (the “Prior Credit Agreement”) with Antares Capital LP, as administrative agent, in full.

The Company’s long-term debt consisted of the following for the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Term loan	$248,125	$249,375
Debt issuance costs, net	(4,631)	(5,018)
Total debt	243,494	244,357
Less: current portion of debt	(2,500)	(2,485)
Total long-term debt	$240,994	$241,872

There were no borrowings outstanding under the senior secured revolving credit facility (the “Revolver”) as of June 30, 2022 and December 31, 2021, respectively.

The current portion of debt was included within other current liabilities on the consolidated balance sheets.

The Company had $4,631 and $5,018 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $777 and $875 of unamortized costs associated with the Revolver as of June 30, 2022 and December 31, 2021, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the consolidated statement of income and other comprehensive income.
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
Interest expense on the long-term debt was $2,676 and $5,170 for the three and six months ended June 30, 2022, respectively, and $3,822 and $7,865 for the three and six months ended June 30, 2021, respectively. Amortization of debt issuance costs were $242 and $484 for the three and six months ended June 30, 2022, respectively, and $186 and $444 for the three and six months ended June 30, 2021, respectively.
Annual principal payments on the Term Loan for the remainder of 2022 and the following years is as follows:

Future Principal Payments
2022 - remaining	$1,250
2023	2,500
2024	2,500
2025	2,500
2026	2,500
Thereafter	236,875
Total future principal payments	$248,125
7. Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other current assets on the consolidated balance sheets. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. Proceeds from the interest rate cap agreement are recorded within investing activities on the consolidated statements of cash flows. There were no changes to the interest rate cap in connection with the entry into the new Term Loan. The fair value of the interest rate cap agreement was $2,677 at June 30, 2022. The Company recognized $1,085 and $2,483 in other income (expense) for the three and six months ended June 30, 2022, respectively, and $15 and $(26) for the three and six months ended June 30, 2021, respectively.

8. Equity

Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 132,071,925 shares of common stock outstanding at June 30, 2022, a total of 5,681,812 are considered contingently issuable in two equal tranches if the closing price of our common stock exceeds certain price thresholds ($15.00 and $17.50, respectively) for 20 out of any 30 consecutive trading days during the first five years following the closing of the merger between the Company and FinTech Acquisition Corp. III (the “Fintech Transaction”) on October 16, 2020. In addition, 14,018,188 shares are contingently issuable in two equal tranches if the closing price of our common stock exceeds certain price thresholds ($15.00 and $17.50, respectively) for 20 out of any 30 consecutive trading days during the first five years following the closing of the Fintech Transaction. Total contingently issuable shares are 19,700,000.

Paya Holdings Inc. Omnibus Incentive Plan

On October 16, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which, as amended on May 31, 2022, allows for issuance of up to 18,800,000 shares of its common stock. The purpose of the plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individual stock and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the stockholders. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $1,786 and $3,057 of share-based compensation for the three and six months ended June 30, 2022 and $790 and $1,241 for the three and six months ended June 30, 2021, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of June 30, 2022, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

RSUs represent the right to receive shares of the Company's common stock at a specified date in the future. RSUs issued under the Omnibus Incentive Plan vest over 3 or 5 year periods. RSUs granted under the Omnibus Incentive Plan were as follows:

Six Months Ended June 30, 2022
RSUs granted	2,087,193
Fair value of common stock	$5.12 - $5.89

The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

Six Months Ended June 30,
2022
Stock options granted	1,415,281
Fair value of stock options	$2.76 - $3.14
Expected volatility	51.14% - 53.47%
Dividend yield	—
Expected term	6.5
Risk-free interest rate	2.20% - 2.95%

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

The following table summarizes stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Fair Value
Outstanding, December 31, 2021	682,000	$10.87	9.49	$4.74
Granted	1,415,281	5.15		2.78
Exercised	—	—
Forfeited	(140,618)	10.74		3.81
Outstanding, June 30, 2022	1,956,663	$6.74	9.53	$3.39

As of December 31, 2021
Vested and Expected to vest	682,000	10.87	9.49	$4.74
Exercisable	37,000	$13.73	8.87	$4.25

As of June 30, 2022
Vested and Expected to vest	1,956,663	6.74	9.53	$3.39
Exercisable	41,500	$13.51	8.42	$4.17

The following tables summarize RSU activity for the three and six months ended June 30, 2022:

Three Months Ended June 30, 2022
	Number of Shares	Weighted-Average Fair Value
Outstanding, March 31, 2022	2,566,673	$6.88
Granted	225,832	5.89
Vested	(8,447)	11.68
Forfeited	(132,036)	8.02
Outstanding June 30, 2022	2,652,022	$6.72

Six Months Ended June 30, 2022
	Number of Shares	Weighted-Average Fair Value
Outstanding, December 31, 2021	763,645	$10.89
Granted	2,087,193	5.49
Vested	(11,780)	11.68
Forfeited	(187,036)	9.64
Outstanding June 30, 2022	2,652,022	$6.72

Class C Incentive Units

GTCR-Ultra Holdings, LLC (“Ultra”) provided Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2020 to June 30, 2022 is as follows:

Time Vesting
December 31, 2020 balance	42,881,437
Granted	—
Forfeited	(3,274,532)
June 30, 2021 balance	39,606,905

December 31, 2021 balance	39,074,593
Granted	—
Forfeited	(40,982)
Exercised	(654,976)
June 30, 2022 balance	38,378,635
As of June 30, 2022, 25,443,436 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

	Outstanding as of June 30,
	2022	2021
Time vesting units
5 year vesting period	38,080,635	39,308,610
1 year vesting period	298,000	298,000
Outstanding Incentive Units	38,378,635	39,606,610

The Company recognized $193 and $424 of share-based compensation related to the Class C Incentive Units, for the three and six months ended June 30, 2022, respectively, and $74 and $333 for the three and six months ended June 30, 2021, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. Ultra did not issue any Class C incentive units in 2021 or 2022.

Warrants

The Company had 0 and 17,714,945 warrants outstanding as of June 30, 2022 and 2021, respectively. During 2021, the Company completed a registered exchange offer relating to the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing, the Company issued an aggregate of 4,531,407 shares of common stock and separate from the exchange, 2,450 warrants were exercised.

Additionally, on the closing date of the exchange offer, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2021 or June 30, 2022.

Earnings per Share

Earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock unit awards.

The following tables provide the computation of basic and diluted earnings per share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Numerator:
Net income (loss)	$1,646	$3,858
Denominator:
Weighted average common shares - basic	126,389,325	126,387,058

Add effect of dilutive securities:
Stock-based awards	226,789	162,695

Weighted average common shares assuming dilution	126,616,114	126,549,753

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	817,123	633,736
Stock options - granted	1,956,663	1,956,663
Earnout shares	19,700,000	19,700,000
Total anti-dilutive shares	22,473,786	22,290,399

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Numerator:
Net income (loss)	$(3,154)	$(2,109)
Denominator:
Weighted average common shares - basic	127,213,455	122,511,009

Add effect of dilutive securities:
Stock-based awards	—	—
Warrants	—	—

Weighted average common shares assuming dilution	127,213,455	122,511,009

Earnings per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	377,994	377,994
Stock options - granted	207,500	207,500
Warrants	17,714,945	17,714,945
Earnout shares	19,700,000	19,700,000
Total anti-dilutive shares	38,000,439	38,000,439

9. Income taxes

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 36.5% and 54.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 34.6% and 59.8%, respectively. The Company recorded income tax expense (benefit) of $945 and $2,042 for the three and six months ended June 30, 2022 and $(3,715) and $(3,139) for the three and six months ended June 30, 2021, respectively. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The difference in the Company’s effective income tax rate for the six months ended June 30, 2022 and its federal statutory tax rate of 21% is primarily driven by state and local income taxes, stock compensation, and an increase in the valuation allowance.

During the six months ended June 30, 2022, the Company recognized $3,648 of current tax payable related to the income tax expense.

ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $9,936 and $9,740 against these assets as of June 30, 2022, and December 31, 2021, respectively. The change in the valuation allowance is predominantly a result of the timing differences between the book and tax amortization of intangible assets acquired during the year. The ending amount of all unrecognized tax benefits was $229 for both periods as of June 30, 2022, and December 31, 2021.

10. Fair Value

The Company made recurring fair value measurements of contingent liabilities arising from the Paragon acquisition using Level 3 unobservable inputs. These liabilities were related to potential earnout payments in connection with certain growth metrics related to the financial performance of Paragon in the 12 months from April 23, 2021 through April 22, 2022 as laid out in the acquisition agreement. The contingent liability no longer exists as of June 30, 2022.

There were no transfers into or out of Level 3 during the six months ended June 30, 2022 or the year ended December 31, 2021.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy. As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy as shown in the table below.

	Level 1	Level 2	Level 3
December 31, 2021
Interest rate cap agreement(a)	$—	$194	$—
Total	$—	$194	$—
June 30, 2022
Interest rate cap agreement(a)	$—	$2,677	$—
Total	$—	$2,677	$—

(a) Interest rate cap asset value is included in other current assets on the consolidated balance sheets.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value. Fair value has been estimated based on actual trading information, and quoted prices, provided by bond traders and is classified as Level 2.
11. Commitments and contingencies
As disclosed in Note 12 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company adopted ASC Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2021.
The Company monitors for events or changes in circumstances that require a reassessment of a lease. During the three months ended June 30, 2022, the Company terminated one of its lease agreements and recorded an immaterial impairment charge, of approximately $149, in selling, general, and administrative expenses, to derecognize the corresponding ROU asset.

The Company's total lease cost for the three months ended June 30, 2022 and 2021 was $416 and $467, respectively, which consisted of $317 and $373 in operating lease cost and $99 and $94 in variable lease cost, respectively.

The Company’s total lease cost for the six months ended June 30, 2022 and 2021 was $834 and $881, respectively, which consisted of $637 and $693 in operating lease cost and $197 and $188 in variable lease cost, respectively.

As of June 30, 2022, amounts reported in the consolidated balance sheets were as follows:

Operating Leases:	June 30, 2022	December 31, 2021
Right-of-use assets	$3,351	$4,495
Lease liability, current	1,253	1,302
Lease liability, noncurrent	3,131	3,941
Total lease liabilities	$4,384	$5,243

Weighted-average remaining lease term (in years)	3.60	4.73
Weighted-average discount rate (annual)	4.0%	4.0%

Other information related to leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	379	387	753	661

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	—	403	—	5,571

The following table presents a maturity analysis of the Company's operating lease liabilities as of June 30, 2022:

Three Months Ended June 30, 2022	(In thousands)
2022	$703
2023	1,314
2024	1,018
2025	990
2026	587
Thereafter	114
Total Lease payments	$4,726
Less Imputed Interest	342
Total lease obligations	$4,384

Liabilities under Tax Receivable Agreement

The Company is party to the Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. The Company paid $592 for TRA related payments as of June 30, 2022. The Company recognized $19,178 of liabilities relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit, as of June 30, 2022. The total future potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $31,984. Any changes in the value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and other comprehensive income.
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
12. Related party transactions
Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement that was repaid in full during 2021. As such, Antares is considered a related party. The Company recorded interest expense related to the Prior Credit Agreement of $0 and $3,267 in expense on the consolidated statement of income and other comprehensive income for the three months ended June 30, 2022 and 2021, respectively, and $0 and $6,841 for the six months ended June 30, 2022 and 2021, respectively. As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company repaid the remaining principal and interest on the Prior Credit Agreement on June 25, 2021 and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $216 and $204 for the three months ended June 30, 2022 and 2021, respectively, and $536 and $447 for the six months ended June 30, 2022 and 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Integrated Solutions	$46,594	$39,564	$88,062	$72,455
Payment Services	25,898	24,420	50,423	46,784
Total Revenue	72,492	63,984	138,485	119,239
Integrated Solutions gross profit	23,124	21,152	44,619	39,352
Payment Services gross profit	13,627	12,633	26,882	23,551
Total segment gross profit	36,751	33,785	71,501	62,903
Selling, general & administrative expenses	(22,892)	(20,846)	(45,347)	(37,760)
Depreciation and amortization	(7,897)	(7,519)	(15,688)	(14,551)
Interest expense	(3,188)	(3,822)	(6,177)	(7,865)
Other income (expense)	(183)	(8,467)	1,611	(7,975)
Income (loss) before income taxes	$2,591	$(6,869)	$5,900	$(5,248)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There was no single customer from either operating segment that represented 10% or more of the Company’s consolidated revenues for the three and six months ended June 30, 2022 and 2021.

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
Macro-Economic Conditions and COVID-19 Update

Adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain could impact macro-level consumer spending trends affecting the amount of volumes processed on our platform, and resulting in fluctuations to our revenue streams. In addition, the war in Ukraine has given rise to potential global security issues that may adversely affect international business and economic conditions as well as economic sanctions imposed by the international community that have impacted the global economy. Certain of our customers may be negatively impacted by these events.

In addition, the impact that COVID-19 will have on our consolidated results of operations for the remainder of 2022 continues to remain uncertain. While we have not seen a meaningful degradation in new customer enrollment or an increase in existing customer attrition as a result of COVID-19, it is possible that those business trends change if economic hardship across the country forces new or additional business closures or other detrimental actions. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity.

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
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
•the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

(in millions)	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Revenue	$72.5	$63.9	$8.6	13.5%
Cost of services exclusive of depreciation and amortization	(35.8)	(30.2)	(5.6)	(18.5)%
Selling, general & administrative expenses	(22.8)	(20.8)	(2.0)	(9.6)%
Depreciation and amortization	(7.9)	(7.5)	(0.4)	(5.3)%
Income from operations	6.0	5.4	0.6	11.1%
Other income (expense)
Interest expense	(3.2)	(3.8)	0.6	15.8%
Other income	(0.2)	(8.4)	8.2	97.6%
Total other expense	(3.4)	(12.2)	8.8	72.1%

Income before income taxes	2.6	(6.8)	9.4	138.2%
Income tax (expense) benefit	(0.9)	3.7	(4.6)	(124.3)%
Net income	$1.7	$(3.1)	$4.8	154.8%

Revenue
Total revenue was $72.5 for the three months ended June 30, 2022 as compared to total revenue of $63.9 for the three months ended June 30, 2021. The increase of $8.6, or 13.5%, was driven by a $7.0 or 17.8% increase in Integrated Solutions, and a $1.5 or 6.1% increase in Payment Services. Growth includes inorganic contributions from Paragon for the three months ended June 30, 2022.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $5.6, or 18.5%, to $35.8 for the three months ended June 30, 2022 from $30.2 for the three months ended June 30, 2021. The increase was driven by growth from higher revenue share partners in Integrated Solutions and growth in ACH in Payment Services, as well as inorganic contributions from Paragon.
Selling, general & administrative
Selling, general and administrative expenses increased by $2.0, or 9.6%, to $22.8 for the three months ended June 30, 2022 from $20.8 for the three months ended June 30, 2021. The increase is primarily due to a $1.1 increase in compensation and benefits and a $1.8 increase in M&A related costs partially offset by a decrease of $0.8 from contingent non-income tax liability in the three months ended June 30, 2021. The compensation and benefits increases are primarily due to an increase in share-based compensation awards.
Depreciation and amortization
Depreciation and amortization increased by $0.4, or 5.3%, to $7.9 for the three months ended June 30, 2022 as compared to $7.5 for the three months ended June 30, 2021. The increase is primarily due to $0.7 in customer list amortization from additional customer list acquisitions partially offset by a $0.5 reduction in technology amortization from fully amortized intangible assets.

Interest Expense
Interest expense decreased by $0.6, or 15.8%, to $3.2 for the three months ended June 30, 2022 from $3.8 for the three months ended June 30, 2021, primarily due to lower interest rates on the Revolver and Term Loan credit facilities.

Other Income (Expense)

Other income (expense) decreased by $8.2 to $(0.2) for the three months ended June 30, 2022 from $(8.4) for the three months ended June 30, 2021. The decrease is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement in 2021 and a $1.1 change in value of the tax receivable agreement. This decrease is offset by a non-cash change in fair value of the interest rate cap agreement of $1.1 due to the increase in market interest rates.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

(in millions)	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Revenue	$138.5	$119.2	$19.3	16.2%
Cost of services exclusive of depreciation and amortization	(67.0)	(56.3)	(10.7)	(19.0)%
Selling, general & administrative expenses	(45.2)	(37.8)	(7.4)	(19.6)%
Depreciation and amortization	(15.7)	(14.5)	(1.2)	(8.3)%
Income from operations	10.6	10.6	—	—%
Other income (expense)
Interest expense	(6.2)	(7.8)	1.6	20.5%
Other income (expense)	1.6	(8.0)	9.6	120.0%
Total other expense	(4.6)	(15.8)	11.2	70.9%

Income before income taxes	5.9	(5.2)	11.1	NM
Income tax expense	(2.0)	3.1	(5.1)	(164.5)%
Net income	$3.9	$(2.1)	$6.0	NM

NM - Not meaningful

Revenue
Total revenue was $138.5 for the six months ended June 30, 2022 as compared to total revenue of $119.2 for the six months ended June 30, 2021. The increase of $19.3, or 16.2%, was driven by a $15.6 or 21.5% increase in Integrated Solutions, led by growth in B2B, and a $3.6 or 7.8% increase in Payment Services, led by growth in ACH. Growth includes inorganic contributions from Paragon for the for the six months ended June 30, 2022.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $10.7, or 19.0%, to $67.0 for the six months ended June 30, 2022 from $56.3 for the six months ended June 30, 2021. The increase was driven by the increase in revenue from higher revenue share partners as well as inorganic contributions from Paragon.

Selling, general & administrative
Selling, general and administrative expenses increased by $7.4, or 19.6%, to $45.2 for the six months ended June 30, 2022 from $37.8 for the six months ended June 30, 2021. The increase is primarily due to a $5.7 increase in compensation and benefits and $1.5 in M&A related expenses. The compensation and benefits increase is primarily due to increased headcount, primarily in the Sales & Marketing and Technology departments and an increase in share based compensation awards.
Depreciation and amortization
Depreciation and amortization increased by $1.2, or 8.3%, to $15.7 for the six months ended June 30, 2022 as compared to $14.5 for the six months ended June 30, 2021. The increase is primarily due to $1.5 in customer list amortization from additional customer list acquisitions and $0.5 in internally developed software amortization partially offset by a reduction in technology amortization of $0.8.
Interest Expense
Interest expense decreased by $1.6, or 20.5%, to $6.2 for the six months ended June 30, 2022 from $7.8 for the six months ended June 30, 2021, primarily due to lower interest rates on the Revolver and Term Loan credit facilities.

Other Income (Expense)

Other income (expense) increased by $9.6 to $1.6 for the six months ended June 30, 2022 from $(8.0) for the six months ended June 30, 2021. The increase is primarily due to a non-cash change in fair value of the interest rate cap agreement of $2.5 due to the increase in market interest rates and prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement in 2021.

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
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three and six months ended June 30, 2022 and June 30, 2021 are shown in the table below:

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Payment volume	$12,256	$10,685	$1,571	14.7%
The increase in volume for the three months ended June 30, 2022 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions and inorganic Paragon contributions.

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Payment volume	$23,951	$20,147	$3,804	18.9%

The increase in volume for the six months ended June 30, 2022 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions and inorganic Paragon contributions.
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

Adjusted EBITDA for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1.7	$(3.1)	$3.9	$(2.1)
Depreciation & amortization	7.9	7.5	15.7	14.5
Income tax expense (benefit)	0.9	(3.7)	2.0	(3.1)
Interest and other expense	3.4	12.2	4.6	15.8
EBITDA	13.9	12.9	26.2	25.1

Transaction-related expenses(a)	2.5	0.7	3.0	1.5
Stock based compensation(b)	2.0	0.9	3.5	1.6
Restructuring costs(c)	0.3	0.8	1.2	1.0
Discontinued service costs(d)	0.1	—	0.2	0.2
Non-recurring public company start-up costs	—	0.3	0.4	0.6
Contingent non-income tax liability	—	0.8	0.1	0.8
Other costs(e)	0.4	0.4	1.0	0.8
Total adjustments	5.3	3.9	9.4	6.5
Adjusted EBITDA	$19.2	$16.8	$35.6	$31.6

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
(d)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(e)Represents non-operational gains or losses, non-standard project expense, and non-operational legal expense.

Adjusted Net Income for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1.7	$(3.1)	$3.9	$(2.1)

Amortization add back	6.6	6.4	13.2	12.4
Debt refinancing interest expense(a)	—	8.5	—	8.5
Transaction-related expenses(b)	2.5	0.7	3.0	1.5
Stock based compensation(c)	2.0	0.9	3.5	1.6
Restructuring costs(d)	0.3	0.8	1.2	1.0
Discontinued IT service costs(e)	0.1	—	0.2	0.2
Non-recurring public company start-up costs	—	0.3	0.4	0.6
Contingent non-income tax liability	—	0.8	0.1	0.8
Other costs(f)	0.4	0.4	1.0	0.8
Total adjustments	11.9	18.8	22.6	27.4
Tax effect of adjustments(g)	(1.4)	(2.0)	(2.3)	(2.4)
Adjusted Net Income	$12.2	$13.7	$24.2	$22.9

(a)Represents one-time debt refinancing expenses for prepayment penalty and write-off of debt issuance costs in connection with our Prior Credit Agreement.
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
(f)Represents non-operational gains or losses, non-standard project expense, non-operational legal expense and legal debt refinancing expense.
(g)Represents pro forma income tax adjustment effect, at the anticipated blended rate, for all items expected to have a cash tax impact (i.e. items that were not originally recorded through goodwill). Any impact to the valuation allowance assessment for these adjustments has not been considered.

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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$46.6	$39.6	$7.0	17.8%
Segment gross profit(1)	$23.1	$21.2	$1.9	9.3%
Segment gross profit margin	49.6%	53.5%

Payment Services
Segment revenue	$25.9	$24.4	$1.5	6.1%
Segment gross profit(1)	$13.6	$12.7	$0.9	7.9%
Segment gross profit margin	52.6%	51.7%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $46.6 for the three months ended June 30, 2022 as compared to $39.6 for the three months ended June 30, 2021. The increase of $7.0 was primarily driven by Integrated Card growth in the B2B vertical and inorganic Paragon contributions.
Gross profit for the Integrated Solutions segment was $23.1 resulting in a gross profit margin of 49.6% for the three months ended June 30, 2022 as compared to $21.2 with a gross profit margin of 53.5% for the three months ended June 30, 2021. The increase of $1.9 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share from partner mix.
Payment Services
Revenue for the Payment Services segment was $25.9 for the three months ended June 30, 2022 as compared to $24.4 for the three months ended June 30, 2021. The increase of $1.5 was driven by ACH growth and inorganic Paragon contributions.

Gross profit for the Payment Services segment was $13.6 resulting in a gross profit margin of 52.6% for the three months ended June 30, 2022 as compared to $12.7 with a gross profit margin of 51.7% for the three months ended June 30, 2021. The increase of $0.9 in segment gross profit was primarily driven by ACH growth and inorganic Paragon contributions.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$88.1	$72.5	$15.6	21.5%
Segment gross profit(1)	$44.6	$39.4	$5.2	13.4%
Segment gross profit margin	50.7%	54.3%

Payment Services
Segment revenue	$50.4	$46.8	$3.6	7.8%
Segment gross profit(1)	$26.9	$23.6	$3.3	14.1%
Segment gross profit margin	53.3%	50.3%
(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $88.1 for the six months ended June 30, 2022 as compared to $72.5 for the six months ended June 30, 2021. The increase of $15.6 was primarily driven by Integrated Card growth, specifically in the B2B vertical, and inorganic Paragon contributions.
Gross profit for the Integrated Solutions segment was $44.6 resulting in a gross profit margin of 50.7% for the six months ended June 30, 2022 as compared to $39.4 with a gross profit margin of 54.3% for the six months ended June 30, 2021. The increase of $5.2 in segment gross profit was primarily driven by revenue growth partially offset by growth from higher revenue share partners.
Payment Services
Revenue for the Payment Services segment was $50.4 for the six months ended June 30, 2022 as compared to $46.8 for the six months ended June 30, 2021. The increase of $3.6 was driven by ACH growth and inorganic Paragon contributions.
Gross profit for the Payment Services segment was $26.9 resulting in a gross profit margin of 53.3% for the six months ended June 30, 2022 as compared to $23.6 with a gross profit margin of 50.3% for the six months ended June 30, 2021. The increase of $3.3 in segment gross profit was primarily driven by ACH growth and inorganic Paragon contributions.
Liquidity and Capital Resources
Sources

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities and in 2021, with an equity issuance. We have historically sourced our acquisitions with cash flow from operations and borrowings under our credit facilities, and prior to becoming a publicly traded company, with capital infusions from Ultra. As of June 30, 2022, we had $147.3 million of cash and cash equivalents on hand and borrowing capacity of $45.0 million from our Revolver. We believe our existing cash and cash provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to the commitment fees related to our credit facilities, interest on long-term debt and operating lease obligations. For information related to these cash requirements, refer to Note 6 and Note 11 under Part 1, Item 1 of this quarterly report on Form 10-Q.

Indebtedness

On June 25, 2021, Paya entered into a credit agreement which governs new senior secured credit facilities, consisting of the $250.0 million Term Loan, and the $45.0 million Revolver. On December 31, 2021, the Company began making quarterly amortization payments on the Term Loan. As of June 30, 2022, $248.1 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided (used) by operating activities	$16.9	$11.8
Net cash provided (used) by investing activities	(14.0)	(30.6)
Net cash provided (used) by financing activities	(5.1)	141.1
Change in cash	$(2.2)	$122.3
Operating Activities
Net cash provided by operating activities increased $5.1 to $16.9 for the six months ended June 30, 2022 compared to $11.8 provided by operating activities for the six months ended June 30, 2021. The increase in net cash provided by operating activities was primarily due to higher revenue in the six months ended June 30, 2022.
Investing Activities
Net cash used in investing activities decreased $16.6 to $14.0 in the six months ended June 30, 2022 from $30.6 in the six months ended June 30, 2021. The decrease in cash used by investing activities was primarily driven by a decrease in cash used for acquisitions of $12.3 and a decrease in purchases of customers lists of $3.4 in the six months ended June 30, 2022. In addition, we used $2.7 for capital expenditures and capitalization of internal use software in the six months ended June 30, 2022 compared to $3.7 in the six months ended June 30, 2021.
Financing Activities
Net cash provided by (used in) financing activities decreased $146.2 to $(5.1) for the six months ended June 30, 2022 from cash provided by financing activities of $141.1 for the six months ended June 30, 2021. The decrease in cash provided by (used in) financing activities was primarily due to net proceeds from the Equity Offering of $117.0 and repayment of prior credit facility of $228.7 and borrowings under new credit facility of $250.0 in the six months ended June 30, 2021.
Critical Accounting Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2021. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2021.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2021. There have been no material changes to our principles of consolidation disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2021.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to the material weakness described below.

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

Remediation Efforts with Respect to the Material Weakness

We are committed to maintaining a strong internal control environment and we continue to execute the following steps to remediate this material weakness.

a.Refining the scope of the Company’s external tax advisors to provide advice related to complex or unusual items; and
b.Enhancing the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of Paya Holdings Inc. (incorporated by reference to Exhibit 3.2 to Paya Holdings Inc.’s Form 8-K filed on October 20, 2020).
10.1	Amendment to Paya Holdings Inc. Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on June 1, 2022)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
1010.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
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

Date: August 5, 2022	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer