Form 10-Q
period 2022-09-30
Paya Holdings Inc.
filed 2022-11-04
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 132,214,528 shares of Common Stock, par value $0.001 per share, issued and outstanding as of November 1, 2022.

Paya Holdings Inc.

Quarterly Report on FORM 10-Q
September 30, 2022

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
Item 1. Unaudited Consolidated Financial Statements
Paya Holdings Inc.
Consolidated Statements of Income and Other Comprehensive Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$71,366	$63,058	$209,851	$182,297
Cost of services exclusive of depreciation and amortization	(35,486)	(30,504)	(102,470)	(86,840)
Selling, general & administrative expenses	(21,067)	(18,718)	(66,414)	(56,478)
Depreciation and amortization	(8,353)	(7,891)	(24,041)	(22,442)
Income from operations	6,460	5,945	16,926	16,537
Other income (expense)
Interest expense	(3,487)	(3,137)	(9,664)	(11,002)
Other income (expense)	(189)	(67)	1,422	(8,042)
Total other expense	(3,676)	(3,204)	(8,242)	(19,044)
Income (loss) before income taxes	2,784	2,741	8,684	(2,507)
Income tax expense	(1,434)	(5,702)	(3,476)	(2,563)
Net income (loss)	$1,350	$(2,961)	$5,208	$(5,070)

Weighted average shares outstanding of common stock	126,417,577	128,429,090	126,397,360	124,523,217
Basic net income (loss) per share	$0.01	$(0.02)	$0.04	$(0.04)
Weighted average diluted shares outstanding of common stock	127,023,562	128,429,090	126,697,871	124,523,217
Diluted net income (loss) per share	$0.01	$(0.02)	$0.04	$(0.04)
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Balance Sheets
(In thousands except share data) (Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$155,958	$146,799
Trade receivables, net	26,965	23,163
Prepaid expenses	3,042	2,407
Income taxes receivable	1,580	460
Other current assets	3,761	922
Total current assets before funds held for clients	191,306	173,751
Funds held for clients	105,570	99,815
Total current assets	$296,876	$273,566
Non-current assets:
Property and equipment, net	14,432	14,011
Goodwill	223,181	221,117
Intangible assets, net	126,769	136,708
Operating lease ROU assets, net of amortization	3,099	4,495
Other non-current assets	928	1,149
Total Assets	$665,285	$651,046
Liabilities and stockholders’ equity
Current liabilities:
Trade payables	1,474	3,127
Accrued liabilities	16,355	13,686
Accrued revenue share	12,797	11,002
Current operating lease liabilities	1,236	1,302
Other current liabilities	4,090	3,422
Total current liabilities before client funds obligations	35,952	32,539
Client funds obligations	104,569	99,125
Total current liabilities	$140,521	$131,664
Non-current liabilities:
Deferred tax liability, net	9,222	11,723
Long-term debt	240,562	241,872
Tax receivable agreement liability	19,166	19,502
Non-current lease liabilities	2,830	3,941
Other non-current liabilities	418	419
Total liabilities	$412,719	$409,121
Stockholders’ Equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,113,603 and 132,059,879 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	132	132
Additional Paid-in-Capital	261,419	255,986
Accumulated deficit	(8,985)	(14,193)

Total stockholders’ equity	252,566	241,925
Total liabilities and stockholders’ equity	$665,285	$651,046
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands except share data)
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in-capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net income	—	—	—	1,045	1,045
Stock-based compensation - Class C incentive units	—	—	259	—	259
Stock-based compensation - Common stock	—	—	451	—	451
Equity offering	10,000,000	1	116,970	—	116,971
Cumulative effect of adoption of new accounting standard	—	—	—	51	51
Warrant exercise	51	—	1	—	1
Balance at March 31, 2021	126,697,492	$13	$247,134	$(12,337)	$234,810
Net loss	—	—	—	(3,154)	(3,154)
Stock based compensation - Class C incentive units	—	—	74	—	74
Stock based compensation - Common stock	—	—	790	—	790
Equity offering	—	—	(206)	—	(206)
Par value of common stock adjustment	—	113	(113)	—	—
Shares issued for acquisition	682,892	1	7,499	—	7,500
Balance at June 30, 2021	127,380,384	$127	$255,178	$(15,491)	$239,814
Net loss	—	—	—	(2,961)	(2,961)
Stock based compensation - Class C incentive units	—	—	247	—	247
Stock based compensation - Common stock	—	—	675	—	675
Warrant exchange	4,597,848	5	(1,732)	—	(1,727)
Shares issued under equity compensation plan	29,136	—	(199)	—	(199)
Warrant exercise	2,450	—	—	—	—
Recapitalization transaction	—	—	743	—	743
Balance at September 30, 2021	132,009,818	$132	$254,912	$(18,452)	236,592

	Common stock
	Shares	Amount	Additional paid-in-capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2021	132,059,879	$132	$255,986	$(14,193)	$241,925
Net income	—	—	—	2,212	2,212
Stock-based compensation - Class C incentive units	—	—	231	—	231
Stock-based compensation - Common stock	—	—	1,271	—	1,271
Shares issued under equity compensation plan	7,234	—	—	—	—
Balance at March 31, 2022	132,067,113	$132	$257,488	$(11,981)	$245,639
Net income	—	—	—	1,646	1,646
Stock-based compensation - Class C incentive units	—	—	193	—	193
Stock-based compensation - Common stock	4,812	—	1,786	—	1,786
Shares issued under equity compensation plan	—	—	(14)	—	(14)
Balance at June 30, 2022	132,071,925	$132	$259,453	$(10,335)	$249,250
Net income	—	—	—	1,350	1,350
Stock-based compensation - Class C incentive units	—	—	186	—	186
Stock-based compensation - Common stock	—	—	1,957	—	1,957
Shares issued under equity compensation plan	41,678	—	(177)	—	(177)
Balance at September 30, 2022	132,113,603	$132	$261,419	$(8,985)	$252,566
See accompanying notes to the unaudited consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$5,208	$(5,070)
Depreciation & amortization expense	24,041	22,442
Deferred taxes	(2,501)	(500)
Bad debt expense	1,325	899
Stock-based compensation	5,624	2,496
Non-cash change in tax receivable agreement liability	257	(286)
Change in fair value of derivative	(2,543)	—
Non-cash lease expense	1,332	1,091
Gain on contingent consideration	—	(180)
Amortization of debt issuance costs	726	687
Loss on debt extinguishment	—	6,187
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(5,042)	(5,881)
Prepaid expenses	(607)	165
Other current assets	(294)	29
Other non-current assets	76	(76)
Trade payables	(1,654)	(4,104)
Accrued liabilities	1,647	720
Accrued revenue share	1,774	2,638
Income tax payable/receivable, net	(1,121)	(455)
Other current liabilities	658	1,124
Lease liabilities	(1,120)	(1,084)
Other non-current liabilities	(2)	9
Net cash provided by operating activities	$27,784	$20,851
Cash flows from investing activities:
Purchases of property and equipment	(4,236)	(4,955)
Purchases of customer lists	(5,387)	(15,951)
Acquisition of business, net of cash received	(6,034)	(18,309)
Net cash (used in) investing activities	$(15,657)	$(39,215)
Cash flows from financing activities:
Payments on non-current debt	(1,875)	(228,677)
Borrowings under non-current debt	—	250,000
Payment of debt issuance costs	—	(6,390)
Proceeds from equity offering	—	116,764
Repurchase of restricted stock to satisfy tax withholding obligations	(191)	(199)
Warrant exchange	—	(1,431)
Payment on tax receivable agreement liability	(592)	—
Movements in cash held on behalf of customers, net	4,657	4,949
Net cash provided by financing activities	$1,999	$135,016

Effect of foreign currency exchange rates on cash and cash equivalents	1	—

Net change in cash and cash equivalents	14,126	116,652
Cash and cash equivalents, beginning of period	198,391	63,408
Cash and cash equivalents, end of period	$212,518	$180,060

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	155,958	133,144
Restricted cash included in funds held for clients	56,560	46,916
Total cash, cash equivalents, and restricted cash	$212,518	$180,060

Supplemental disclosures:
Cash interest paid	$9,342	$10,105
Cash taxes paid, including estimated payments	$7,102	$3,242

Non-cash investing activity:
Non-cash primary stock issuance related to Paragon acquisition	$—	$7,500
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
Trade receivables, net
Trade receivables are recorded at net realizable value, which includes allowances for credit losses. The Company estimates an allowance for credit losses related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses a loss-rate method, which utilizes historical write-off data, to estimate expected credit losses relating to uncollectible accounts. The allowance for credit losses was $1,470 and $1,449 at September 30, 2022 and December 31, 2021, respectively.
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

The composition of funds held for clients was as follows:

	September 30,	December 31,
	2022	2021
Funds held for clients
Cash held to satisfy client funds obligations	$56,560	$51,592
Receivables held to satisfy client funds obligations	49,010	48,223
Total	$105,570	$99,815
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

The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of income and other comprehensive income.
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
Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill and intangible assets annually for impairment, and at interim periods, using a qualitative approach. Our annual evaluation assesses qualitative factors to determine whether it is more likely than not the fair value is less than the carrying value of the asset. If the Company is unable to conclude that goodwill and intangible assets, net are not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the assets and comparing the fair value to the carrying value. As of September 30, 2022 and 2021, it was more likely than not that the fair value of goodwill and intangible assets, net exceeded their carrying value and as such, there was no goodwill impairment recognized in either period presented in the consolidated financial statements.

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the three and nine months ended September 30, 2022 and 2021, respectively.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set, and collected, by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $133,308 and $391,256 for the three and nine months ended September 30,

2022, respectively. Transaction based revenue was recorded net of interchange fees and assessments of $124,157 and $351,920 for the three and nine months ended September 30, 2021 respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers
Transaction based revenue	$42,698	$36,955	$124,863	$104,180
Service based fee revenue	2,966	2,568	8,672	7,684
Equipment revenue	54	117	245	232
Total revenue	$45,718	$39,640	$133,780	$112,096

	Payment Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers
Transaction based revenue	$21,124	$19,061	$62,411	$57,270
Service based fee revenue	4,506	4,306	13,561	12,830
Equipment revenue	18	51	99	101
Total revenue	$25,648	$23,418	$76,071	$70,201
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
Goodwill of $2,064 resulted from the acquisition and is deductible for tax purposes. The measurement period remains open as of September 30, 2022.
The following table summarizes the fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of September 30, 2022:

Assets
Current Assets:
Cash and cash equivalents	$45
Trade receivables, net	85
Prepaid expenses	28
Total current assets	$158
Other assets:
Goodwill	2,064
Intangible assets, net	4,900
Total assets	$7,122

Liabilities
Current liabilities:
Accrued liabilities	21
Accrued revenue share	22
Total current liabilities	$43
Total liabilities	$43

Net assets	$7,079

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
The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of September 30, 2022:

Assets
Current Assets:
Cash and cash equivalents	$816
Trade receivables, net	2,653
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,688
Other assets:
Property and equipment, net	$52
Goodwill	14,780
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,090

Liabilities
Current liabilities:
Trade payables	1,407
Accrued liabilities	2,118
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	$7,929
Non-current liabilities:
Deferred tax liability, net	390
Other non-current liabilities	147
Total liabilities	$8,466

Net assets	$26,624

4. Property and equipment, net
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Computers and equipment	$8,896	$8,528
Internal-use software	18,927	14,949
Office equipment	141	141
Furniture and fixtures	1,165	1,357
Leasehold improvements	1,135	1,396
Other equipment	26	26
Total property and equipment	30,290	26,397
Less: accumulated depreciation	(15,858)	(12,386)
Total property and equipment, net	$14,432	$14,011
Depreciation and amortization expense, including internal-use software, totaled $1,312 and $3,815 for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense, including internal-use software, totaled $1,282 and $3,395 for the three and nine months ended September 30, 2021, respectively.
5. Goodwill and other intangible assets, net
Goodwill recorded in the consolidated financial statements was $223,181 and $221,117 as of September 30, 2022 and December 31, 2021, respectively. There were no indicators of impairment noted in the periods presented.
The following table presents changes to goodwill for the nine months ended September 30, 2022:

	Integrated Solutions	Payments Services	Total
Balance at December 31, 2021	$162,783	$58,334	$221,117
Acquisition - VelocIT (Note 3)	2,064	—	2,064
Balance at September 30, 2022	$164,847	$58,334	$223,181
Intangible assets other than goodwill at September 30, 2022 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at September 30, 2022	Accumulated Amortization	Net Carrying Value as of September 30, 2022
Customer Relationships	8.8	5-15 years	$189,931	$(86,359)	$103,572
Developed Technology	5.8	5-10 years	41,520	(22,646)	18,874
Trade name	13.8	5-25 years	5,260	(937)	4,323
	8.3		$236,711	$(109,942)	$126,769

Intangible assets other than goodwill at December 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Carrying Value as of December 31, 2021
Customer Relationships	10.4	5-16 years	$184,544	$(70,222)	$114,322
Developed Technology	5.1	3-7 years	36,620	(18,843)	17,777
Trade name	15.8	5-25 years	5,260	(651)	4,609
	8.4		$226,424	$(89,716)	$136,708
Amortization expense totaled $7,040 and $20,226 for the three and nine months ended September 30, 2022, respectively, and $6,609 and $19,047 for the three and nine months ended September 30, 2021, respectively.
The following table shows the expected future amortization expense for intangible assets at September 30, 2022:

Expected Future Amortization Expense
2022 - remaining	$6,780
2023	26,924
2024	25,304
2025	24,341
2026	19,534
Thereafter	23,886
Total expected future amortization expense	$126,769

6. Long-term debt

As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on June 25, 2021, the Company entered into a new credit agreement which governs new senior secured credit facilities, consisting of a $250 million senior secured term loan facility (the “Term Loan”). The Company repaid its prior credit agreement (the “Prior Credit Agreement”) with Antares Capital LP, as administrative agent, in full.

The Company’s long-term debt consisted of the following for the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Term loan	$247,500	$249,375
Debt issuance costs, net	(4,438)	(5,018)
Total debt	243,062	244,357
Less: current portion of debt	(2,500)	(2,485)
Total long-term debt	$240,562	$241,872

There were no borrowings outstanding under the senior secured revolving credit facility (the “Revolver”) as of September 30, 2022 and December 31, 2021, respectively.

The current portion of debt was included within other current liabilities on the consolidated balance sheets.

The Company had $4,438 and $5,018 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $728 and $875 of unamortized costs associated with the Revolver as of September 30, 2022 and December 31, 2021, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the consolidated statement of income and other comprehensive income.
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
Interest expense on the long-term debt was $2,905 and $8,074 for the three and nine months ended September 30, 2022, respectively, and $3,137 and $11,002 for the three and nine months ended September 30, 2021, respectively. Amortization of debt issuance costs were $242 and $726 for the three and nine months ended September 30, 2022, respectively, and $242 and $687 for the three and nine months ended September 30, 2021, respectively.
Annual principal payments on the Term Loan for the remainder of 2022 and the following years is as follows:

Future Principal Payments
2022 - remaining	$625
2023	2,500
2024	2,500
2025	2,500
2026	2,500
Thereafter	236,875
Total future principal payments	$247,500
7. Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525. The effective date is March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other current assets on the consolidated balance sheets. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap in connection with the entry into the new Term Loan. The fair value of the interest rate cap agreement was $2,737 at September 30, 2022. The Company recognized $60 and $2,543 in other income (expense) for the three and nine months ended September 30, 2022, respectively, and $22 and $48 for the three and nine months ended September 30, 2021, respectively, from the interest rate cap agreement. The Company received cash payments of $548 for the three and nine months ended September 30, 2022 and $0 for the three and nine months ended September 30, 2021 from the interest rate cap agreement.

8. Equity
Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 132,113,603 shares of common stock outstanding at September 30, 2022, a total of 5,681,812 are considered contingently issuable in two equal tranches if the closing price of our common stock exceeds certain price thresholds ($15.00 and $17.50, respectively) for 20 out of any 30 consecutive trading days through October 16, 2025. In addition, 14,018,188 shares are contingently issuable in two equal tranches if the closing price of our common stock exceeds certain price thresholds ($15.00 and $17.50, respectively) for 20 out of any 30 consecutive trading days through October 16, 2025. Total contingently issuable shares are 19,700,000.

Paya Holdings Inc. Omnibus Incentive Plan

On October 16, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which, as amended on May 31, 2022, allows for issuance of up to 18,800,000 shares of its common stock. The purpose of the plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individual stock and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the stockholders. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $1,957 and $5,014 of share-based compensation for the three and nine months ended September 30, 2022 and $675 and $1,916 for the three and nine months ended September 30, 2021, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income on a straight-line basis over the vesting periods. As of September 30, 2022, the Company had two stock-based compensation award types granted and outstanding: restricted stock units (RSUs) and stock options.

RSUs represent the right to receive shares of the Company's common stock at a specified date in the future. RSUs issued under the Omnibus Incentive Plan vest over 3 or 5 year periods. RSUs granted under the Omnibus Incentive Plan were as follows:

Nine Months Ended September 30, 2022
RSUs granted	2,119,608
Fair value of common stock	$5.12 - $7.25

The fair value of each stock option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

Nine Months Ended September 30,
2022
Stock options granted	1,466,921
Fair value of stock options	$2.76 - $3.88
Expected volatility	51.14% - 53.47%
Dividend yield	—
Expected term	6.5
Risk-free interest rate	2.20% - 2.95%

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

The following table summarizes stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Fair Value
Outstanding, December 31, 2021	682,000	$10.87	9.49	$4.74
Granted	1,466,921	5.22		2.79
Exercised	—	—
Forfeited	(140,618)	10.74		3.81
Outstanding, September 30, 2022	2,008,303	$6.75	9.29	$3.38

As of December 31, 2021
Vested and expected to vest	682,000	$10.87	9.49	$4.74
Exercisable	37,000	$13.73	8.87	$4.25

As of September 30, 2022
Vested and expected to vest	2,008,303	$6.75	9.29	$3.38
Exercisable	51,400	$13.15	8.30	$4.51

The following tables summarize RSU activity for the three and nine months ended September 30, 2022:

Three Months Ended September 30, 2022
	Number of Shares	Weighted-Average Fair Value
Outstanding, June 30, 2022	2,652,022	$6.72
Granted	32,415	7.25
Vested	(67,570)	13.12
Forfeited	(24,412)	5.12
Outstanding September 30, 2022	2,592,455	$6.58

Nine Months Ended September 30, 2022
	Number of Shares	Weighted-Average Fair Value
Outstanding, December 31, 2021	763,645	$10.89
Granted	2,119,608	5.51
Vested	(79,349)	12.91
Forfeited	(211,449)	9.12
Outstanding September 30, 2022	2,592,455	$6.58

Class C Incentive Units

GTCR-Ultra Holdings, LLC (“Ultra”) provided Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from December 31, 2020 to September 30, 2022 is as follows:

Time Vesting
December 31, 2020 balance	42,881,437
Granted	—
Forfeited	(3,274,827)
September 30, 2021 balance	39,606,610

December 31, 2021 balance	39,074,593
Granted	—
Forfeited	(40,982)
Exercised	(654,976)
September 30, 2022 balance	38,378,635
As of September 30, 2022, 29,099,211 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

	Outstanding as of September 30,
	2022	2021
Time vesting units
5 year vesting period	38,080,635	39,308,610
1 year vesting period	298,000	298,000
Outstanding Incentive Units	38,378,635	39,606,610

The Company recognized $186 and $610 of share-based compensation related to the Class C Incentive Units, for the three and nine months ended September 30, 2022, respectively, and $247 and $580 for the three and nine months ended September 30, 2021, respectively, in selling, general & administrative expenses on the consolidated statement of income and other comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense.

Warrants

The Company did not have warrants outstanding as of September 30, 2022 and 2021. During 2021, the Company completed a registered exchange offer relating to the Company's 17,714,945 outstanding warrants. In connection therewith, the Company exchanged an aggregate 17,428,489 warrants tendered for shares of the Company’s common stock at an exchange ratio of 0.26 shares for each warrant. As a result, at closing in the third quarter of 2021, the Company issued an aggregate of 4,531,407 shares of common stock and separate from the exchange, 2,450 warrants were exercised.

Additionally, on the closing date of the exchange offer in the third quarter of 2021, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2021 or September 30, 2022.

Earnings per Share

Earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the respective period. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock unit awards.

The following tables provide the computation of basic and diluted earnings per share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Numerator:
Net income	$1,350	$5,208
Denominator:
Weighted average common shares - basic	126,417,577	126,397,360

Add effect of dilutive securities:
Stock-based awards	605,985	300,511

Weighted average common shares assuming dilution	127,023,562	126,697,871

Earnings per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	595,105	602,605
Stock options - granted	2,008,303	2,008,303
Earnout shares	19,700,000	19,700,000
Total anti-dilutive shares	22,303,408	22,310,908

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Numerator:
Net loss	$(2,961)	$(5,070)
Denominator:
Weighted average common shares - basic	128,429,090	124,523,217

Add effect of dilutive securities:
Stock-based awards	—	—
Warrants	—	—

Weighted average common shares assuming dilution	128,429,090	124,523,217

Earnings per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	6,279	9,406
Earnout shares	19,700,000	19,700,000
Total anti-dilutive shares	19,706,279	19,709,406

9. Income taxes

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 51.5% and 208.0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 40.0% and (102.2)%, respectively. The Company recorded income tax expense of $1,434 and $3,476 for the three and nine months ended September 30, 2022 and $5,702 and $2,563 for the three and nine months ended September 30, 2021, respectively. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The difference in the Company’s effective income tax rate for the nine months ended September 30, 2022 and its federal statutory tax rate of 21% is primarily driven by state and local income taxes, stock compensation, and an increase in the valuation allowance.

ASC 740, Income Tax requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will not be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $10,146 and $9,740 against these assets as of September 30, 2022, and December 31, 2021, respectively. The change in the valuation allowance is predominantly a result of the timing differences between the book and tax amortization of intangible assets acquired during the year. The ending amount of all unrecognized tax benefits was $229 for both periods as of September 30, 2022, and December 31, 2021.

10. Fair Value

The Company made recurring fair value measurements of contingent liabilities arising from the Paragon acquisition using Level 3 unobservable inputs. These liabilities were related to potential earnout payments in connection with certain growth metrics related to the financial performance of Paragon in the 12 months from April 23, 2021 through April 22, 2022 as laid out in the acquisition agreement. The contingent liability no longer exists as of September 30, 2022.

There were no transfers into or out of Level 3 during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy. As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy as shown in the table below.

	Level 1	Level 2	Level 3
December 31, 2021
Interest rate cap agreement(a)	$—	$194	$—
Total	$—	$194	$—
September 30, 2022
Interest rate cap agreement(a)	$—	$2,737	$—
Total	$—	$2,737	$—

(a) Interest rate cap asset value is included in other current assets on the consolidated balance sheets.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value. Fair value has been estimated based on actual trading information, and quoted prices, provided by bond traders and is classified as Level 2.
11. Commitments and contingencies
As disclosed in Note 12 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company adopted ASC Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2021.
The Company monitors for events or changes in circumstances that require a reassessment of a lease. During the nine months ended September 30, 2022, the Company terminated one of its lease agreements and recorded an immaterial impairment charge, of approximately $149, in selling, general, and administrative expenses, to derecognize the corresponding ROU asset.
The Company's total lease cost for the three months ended September 30, 2022 and 2021 was $403 and $498, respectively, which consisted of $290 and $400 in operating lease cost and $113 and $98 in variable lease cost, respectively.

The Company’s total lease cost for the nine months ended September 30, 2022 and 2021 was $1,236 and $1,378, respectively, which consisted of $926 and $1,093 in operating lease cost and $310 and $285 in variable lease cost, respectively.

As of September 30, 2022, amounts reported in the consolidated balance sheets were as follows:

Operating Leases:	September 30, 2022	December 31, 2021
Right-of-use assets	$3,099	$4,495
Lease liability, current	1,236	1,302
Lease liability, noncurrent	2,830	3,941
Total lease liabilities	$4,066	$5,243

Weighted-average remaining lease term (in years)	3.40	4.73
Weighted-average discount rate (annual)	4.0%	4.0%

Other information related to leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	367	423	1,120	1,084

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	—	—	—	5,571

The following table presents a maturity analysis of the Company's operating lease liabilities as of September 30, 2022:

Future Minimum Lease Payments
2022 - remaining	$344
2023	1,314
2024	1,018
2025	990
2026	587
Thereafter	114
Total Lease payments	$4,367
Less Imputed Interest	301
Total lease obligations	$4,066

Liabilities under Tax Receivable Agreement

The Company is party to the Tax Receivable Agreement (the “TRA”) under which we are contractually committed to pay Ultra 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the TRA until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. The Company paid $592 for TRA related payments in the nine months ended September 30, 2022. The Company recognized $19,166 of liabilities relating to our obligations under the TRA, based on our estimate of the probable amount of future benefit, as of September 30, 2022. The total future potential payments to be made under the TRA, assuming sufficient future taxable income to realize 100% of the tax benefits is $31,984. Any changes in the value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and other comprehensive income.
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
12. Related party transactions
Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement that was repaid in full during 2021. As such, Antares is considered a related party. The Company recorded interest expense related to the Prior Credit Agreement of $0 in expense on the consolidated statement of income and other comprehensive income for the three months ended September 30, 2022 and 2021, respectively, and $0 and $6,841 for the nine months ended September 30, 2022 and 2021, respectively. As disclosed in Note 7 under Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company repaid the remaining principal and interest on the Prior Credit Agreement on June 25, 2021 and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement.
13. Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $199 and $178 for the three months ended September 30, 2022 and 2021, respectively, and $735 and $625 for the nine months ended September 30, 2022 and 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Integrated Solutions	$45,718	$39,640	$133,780	$112,096
Payment Services	25,648	23,418	76,071	70,201
Total Revenue	71,366	63,058	209,851	182,297
Integrated Solutions gross profit	21,894	20,133	66,513	59,485
Payment Services gross profit	13,986	12,421	40,868	35,972
Total segment gross profit	35,880	32,554	107,381	95,457
Selling, general & administrative expenses	(21,067)	(18,718)	(66,414)	(56,478)
Depreciation and amortization	(8,353)	(7,891)	(24,041)	(22,442)
Interest expense	(3,487)	(3,137)	(9,664)	(11,002)
Other income (expense)	(189)	(67)	1,422	(8,042)
Income (loss) before income taxes	$2,784	$2,741	$8,684	$(2,507)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or material assets outside the United States. There was no single customer from either operating segment that represented 10% or more of the Company’s consolidated revenues for the three and nine months ended September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Paya Holdings Inc. and is intended to help the reader understand Paya Holdings Inc., our operations and our present business environment. This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. References to “we,” “us,” “our”, “Paya”, “Paya Holdings”, or “the Company” refer to Paya Holdings Inc. and its consolidated subsidiaries.
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

In addition, the Federal Reserve Board has raised interest rates and signaled that it will continue to raise rates. Our interest expense increased primarily due to rising interest rates on the Term Loan credit facilities from the higher interest rate environment. We utilize derivative instruments to manage risk from fluctuations in interest rates on our Term Loan. As a result, to date, the effects of rising interest rates on our results of operations and financial condition have not been significant. However, there can be no assurance that our interest rates will not continue to increase and that we will be able to mitigate such increases in the future.

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
Basis of Presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
•the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Key Components of Revenue and Expenses
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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(in millions)	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Revenue	$71.4	$63.1	$8.3	13.2%
Cost of services exclusive of depreciation and amortization	(35.5)	(30.5)	(5.0)	(16.4)%
Selling, general & administrative expenses	(21.1)	(18.8)	(2.3)	(12.2)%
Depreciation and amortization	(8.4)	(7.9)	(0.5)	(6.3)%
Income from operations	6.4	5.9	0.5	8.5%
Other income (expense)
Interest expense	(3.5)	(3.2)	(0.3)	9.4%
Other income (expense)	(0.2)	—	(0.2)	182.1%
Total other expense	(3.7)	(3.2)	(0.5)	15.6%

Income before income taxes	2.7	2.7	—	—%
Income tax expense	(1.4)	(5.7)	4.3	75.4%
Net income (loss)	$1.3	$(3.0)	$4.3	143.3%

Revenue
Total revenue was $71.4 for the three months ended September 30, 2022 as compared to total revenue of $63.1 for the three months ended September 30, 2021. The increase of $8.3, or 13.2%, was driven by a $6.0 or 15.3% increase in Integrated Solutions, led by growth in the B2B vertical, and a $2.2 or 9.5% increase in Payment Services, led by growth in ACH.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $5.0, or 16.4%, to $35.5 for the three months ended September 30, 2022 from $30.5 for the three months ended September 30, 2021. The increase was driven by growth from higher revenue share partners in Integrated Solutions and growth in ACH in Payment Services.
Selling, general & administrative
Selling, general and administrative expenses increased by $2.3, or 12.2%, to $21.1 for the three months ended September 30, 2022 from $18.8 for the three months ended September 30, 2021. The increase is primarily due to a $2.6 increase in compensation and benefits. The compensation and benefits increases are primarily due to an increase in share-based compensation awards and restructuring related expenses.
Depreciation and amortization
Depreciation and amortization increased by $0.5, or 6.3%, to $8.4 for the three months ended September 30, 2022 as compared to $7.9 for the three months ended September 30, 2021. The increase is primarily due to $0.3 in technology amortization, primarily related to the acquisition of VelocIT.
Interest Expense
Interest expense increased by $0.3, or 9.4%, to $3.5 for the three months ended September 30, 2022 from $3.1 for the three months ended September 30, 2021, primarily due to rising interest rates on the Term Loan credit facilities from a higher interest rate environment in 2022.

Other Income (Expense)

Other income (expense) increased by $0.2 to $(0.2) for the three months ended September 30, 2022 from $0 for the three months ended September 30, 2021. The increase is primarily due to lease restructuring expenses of $0.3 offset by changes in expected payments of the tax receivable agreement and a non-cash change in fair value of the interest rate cap agreement.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

(in millions)	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Revenue	$209.9	$182.3	$27.6	15.1%
Cost of services exclusive of depreciation and amortization	(102.5)	(86.8)	(15.7)	(18.1)%
Selling, general & administrative expenses	(66.4)	(56.6)	(9.8)	(17.3)%
Depreciation and amortization	(24.1)	(22.4)	(1.7)	(7.6)%
Income from operations	16.9	16.5	0.4	2.4%
Other income (expense)
Interest expense	(9.7)	(11.0)	1.3	11.8%
Other income (expense)	1.4	(8.0)	9.4	117.5%
Total other expense	(8.3)	(19.0)	10.7	56.3%

Income (loss) before income taxes	8.6	(2.5)	11.1	NM
Income tax expense	(3.4)	(2.6)	(0.8)	30.8%
Net income (loss)	$5.2	$(5.1)	$10.3	NM

NM - Not meaningful

Revenue
Total revenue was $209.9 for the nine months ended September 30, 2022 as compared to total revenue of $182.3 for the nine months ended September 30, 2021. The increase of $27.6, or 15.1%, was driven by a $21.7 or 19.3% increase in Integrated Solutions, led by growth in the B2B vertical, and a $5.9 or 8.4% increase in Payment Services, led by growth in ACH. Growth includes inorganic contributions from Paragon for the nine months ended September 30, 2022.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $15.7, or 18.1%, to $102.5 for the nine months ended September 30, 2022 from $86.8 for the nine months ended September 30, 2021. The increase was driven by growth from higher revenue share partners as well as inorganic contributions from Paragon.
Selling, general & administrative
Selling, general and administrative expenses increased by $9.8, or 17.3%, to $66.4 for the nine months ended September 30, 2022 from $56.6 for the nine months ended September 30, 2021. The increase is primarily due to a $8.4 increase in compensation and benefits and $1.0 in technology related expenses. The compensation and benefits increase is primarily due to increased headcount, an increase in share based compensation awards and restructuring related expenses.
Depreciation and amortization
Depreciation and amortization increased by $1.7, or 7.6%, to $24.1 for the nine months ended September 30, 2022 as compared to $22.4 for the nine months ended September 30, 2021. The increase is primarily due to $1.7 in customer list amortization from additional customer list acquisitions and $0.7 in internally developed software amortization partially offset by a reduction in technology amortization of $0.6.

Interest Expense
Interest expense decreased by $1.3, or 11.8%, to $9.7 for the nine months ended September 30, 2022 from $11.0 for the nine months ended September 30, 2021, primarily due to lower interest rates on the Term Loan credit facilities from a debt refinancing in June 2021.

Other Income (Expense)

Other income (expense) increased by $9.4 to $1.4 for the nine months ended September 30, 2022 from $(8.0) for the nine months ended September 30, 2021. The increase is primarily due to a non-cash change in fair value of the interest rate cap agreement of $2.6 due to the increase in market interest rates and a prepayment penalty of $2.3, and a write off of debt issuance costs of $6.2 related to our Prior Credit Agreement in 2021. This was offset by a $0.5 change in the expected payments of the tax receivable agreement and $0.9 in lease restructuring expenses.
`Key Performance Indicators and Non-GAAP Financial Measures

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
Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for the three and nine months ended September 30, 2022 and September 30, 2021 are shown in the table below:

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Payment volume	$12,633	$11,054	$1,579	14.3%
The increase in volume for the three months ended September 30, 2022 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions.

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Payment volume	$36,584	$31,201	$5,383	17.3%
The increase in volume for the nine months ended September 30, 2022 was primarily driven by continued strong growth in Payment Services, specifically ACH, as well as from growth in Integrated Solutions and inorganic Paragon contributions.
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

Adjusted EBITDA for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1.3	$(3.0)	$5.2	$(5.1)
Depreciation & amortization	8.4	7.9	24.1	22.4
Income tax expense	1.4	5.7	3.4	2.6
Interest and other expense	3.7	3.2	8.3	19.0
EBITDA	14.8	13.8	41.0	38.9

Transaction-related expenses(a)	—	0.9	3.0	2.4
Stock based compensation(b)	2.1	0.9	5.6	2.5
Restructuring costs(c)	1.2	0.2	2.4	1.2
Discontinued service costs(d)	0.1	—	0.3	0.2
Non-recurring public company start-up costs	—	0.2	0.4	0.8
Contingent non-income tax liability	—	—	0.1	0.8
Other costs(e)	0.4	0.3	1.4	1.1
Total adjustments	3.8	2.5	13.2	9.0
Adjusted EBITDA	$18.6	$16.3	$54.2	$47.9

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
(d)Represents costs incurred to retire certain tools, applications and services that are no longer in use.
(e)Represents non-operational gains or losses, non-standard project expense, and non-operational legal expense.

Adjusted Net Income for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$1.3	$(3.0)	$5.2	$(5.1)

Amortization add back	7.0	6.6	20.2	19.0
Debt refinancing interest expense(a)	—	—	—	8.5
Transaction-related expenses(b)	—	0.9	3.0	2.4
Stock based compensation(c)	2.1	0.9	5.6	2.5
Restructuring costs(d)	1.2	0.2	2.4	1.2
Discontinued IT service costs(e)	0.1	—	0.3	0.2
Non-recurring public company start-up costs	—	0.2	0.4	0.8
Contingent non-income tax liability	—	—	0.1	0.8
Other costs(f)	0.4	0.3	1.4	1.1
Total adjustments	10.8	9.1	33.4	36.5
Tax effect of adjustments(g)	(0.8)	(0.6)	(3.1)	(3.0)
Adjusted Net Income	$11.3	$5.5	$35.5	$28.4

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

All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$45.7	$39.7	$6.0	15.3%
Segment gross profit(1)	$21.9	$20.1	$1.8	8.7%
Segment gross profit margin	47.9%	50.8%

Payment Services
Segment revenue	$25.6	$23.4	$2.2	9.5%
Segment gross profit(1)	$14.0	$12.4	$1.6	12.6%
Segment gross profit margin	54.5%	53.0%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $45.7 for the three months ended September 30, 2022 as compared to $39.7 for the three months ended September 30, 2021. The increase of $6.0 was primarily driven by Integrated Card growth in the B2B vertical.
Gross profit for the Integrated Solutions segment was $21.9 resulting in a gross profit margin of 47.9% for the three months ended September 30, 2022 as compared to $20.1 with a gross profit margin of 50.8% for the three months ended September 30, 2021. The increase of $1.8 in segment gross profit was primarily driven by revenue growth partially offset by higher revenue share from partner mix.
Payment Services
Revenue for the Payment Services segment was $25.6 for the three months ended September 30, 2022 as compared to $23.4 for the three months ended September 30, 2021. The increase of $2.2 was driven by ACH growth.
Gross profit for the Payment Services segment was $14.0 resulting in a gross profit margin of 54.5% for the three months ended September 30, 2022 as compared to $12.4 with a gross profit margin of 53.0% for the three months ended September 30, 2021. The increase of $1.6 in segment gross profit was primarily driven by ACH growth.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$133.8	$112.1	$21.7	19.3%
Segment gross profit(1)	$66.5	$59.5	$7.0	11.8%
Segment gross profit margin	49.7%	53.1%

Payment Services
Segment revenue	$76.1	$70.2	$5.9	8.4%
Segment gross profit(1)	$40.9	$36.0	$4.9	13.6%
Segment gross profit margin	53.7%	51.2%
(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization.
Integrated Solutions
Revenue for the Integrated Solutions segment was $133.8 for the nine months ended September 30, 2022 as compared to $112.1 for the nine months ended September 30, 2021. The increase of $21.7 was primarily driven by Integrated Card growth, specifically in the B2B vertical, and inorganic Paragon contributions.
Gross profit for the Integrated Solutions segment was $66.5 resulting in a gross profit margin of 49.7% for the nine months ended September 30, 2022 as compared to $59.5 with a gross profit margin of 53.1% for the nine months ended September 30, 2021. The increase of $7.0 in segment gross profit was primarily driven by revenue growth partially offset by growth from higher revenue share partners.
Payment Services
Revenue for the Payment Services segment was $76.1 for the nine months ended September 30, 2022 as compared to $70.2 for the nine months ended September 30, 2021. The increase of $5.9 was driven by ACH growth and inorganic Paragon contributions.
Gross profit for the Payment Services segment was $40.9 resulting in a gross profit margin of 53.7% for the nine months ended September 30, 2022 as compared to $36.0 with a gross profit margin of 51.2% for the nine months ended September 30, 2021. The increase of $4.9 in segment gross profit was primarily driven by ACH growth and inorganic Paragon contributions.
Liquidity and Capital Resources
Sources

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our credit facilities and in 2021, with an equity issuance. We have historically sourced our acquisitions with cash flow from operations and borrowings under our credit facilities. As of September 30, 2022, we had $156.0 of cash and cash equivalents on hand and borrowing capacity of $45.0 from our Revolver. We believe our existing cash and cash provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to the commitment fees related to our credit facilities, interest on long-term debt and operating lease obligations. For information related to these cash requirements, refer to Note 6 and Note 11 under Part 1, Item 1 of this quarterly report on Form 10-Q.

Indebtedness

On June 25, 2021, Paya entered into a credit agreement which governs new senior secured credit facilities, consisting of the $250.0 Term Loan, and the $45.0 Revolver. On December 31, 2021, the Company began making quarterly amortization payments on the Term Loan. As of September 30, 2022, $247.5 remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$27.8	$20.9
Net cash used in investing activities	(15.7)	(39.2)
Net cash provided by financing activities	2.0	135.0
Change in cash	$14.1	$116.7
Operating Activities
Net cash provided by operating activities increased $6.9 to $27.8 for the nine months ended September 30, 2022 from $20.9 for the nine months ended September 30, 2021. The increase in net cash provided by operating activities was primarily due to higher revenue in the nine months ended September 30, 2022.
Investing Activities
Net cash used in investing activities decreased $23.6 to $15.7 for the nine months ended September 30, 2022 from $39.2 for the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily driven by a decrease in cash used for acquisitions of $12.3 and a decrease in purchases of customers lists of $10.6 in the nine months ended September 30, 2022. In addition, we used $4.2 for capital expenditures and capitalization of internal use software in the nine months ended September 30, 2022 compared to $5.0 in the nine months ended September 30, 2021.
Financing Activities
Net cash provided by financing activities decreased $133.0 to $2.0 for the nine months ended September 30, 2022 from $135.0 for the nine months ended September 30, 2021. The decrease in cash provided by financing activities was primarily due to net proceeds from an equity offering conducted in 2021 of $116.8, repayment of the Prior Credit Agreement of $228.7 and borrowings under new credit facility of $250.0 in the nine months ended September 30, 2021.

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

Interest Rates

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates. We are subject to interest rate risk in connection with our credit facilities, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. The Federal Reserve Board has raised interest rates and signaled that it will continue to raise rates. Our interest expense increased primarily due to rising interest rates on the Term Loan credit facilities from the higher interest rate environment.

The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. In February 2021, the Company entered into an interest rate cap agreement with a notional amount of $171.5 million, with an effective date of March 31, 2021, expiring on March 31, 2023. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. Refer to Note 7 of the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. As a result of the interest rate cap agreement, to date, the effects of rising interest rates on our results of operations and financial condition have not been significant. However, there can be no assurance that our interest rates will not continue to increase and that we will be able to mitigate such increases in the future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 4, 2022	PAYA HOLDINGS INC.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer