Form 10-K
period 2022-12-31
Paya Holdings Inc.
filed 2023-02-21
CIK 1819881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒.
The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter, June 30, 2022, was approximately $571 million.
There were 132,424,929 shares of common stock, par value $0.001 per share, issued and outstanding as of February 17, 2023.

Paya Holdings Inc.

Annual Report on FORM 10-K
December 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations regarding the Merger and our future financial performance or business strategies. These forward-looking statements are based on information available as of the date of this Form 10-K and our management's current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, including:

•uncertainties associated with the proposed Merger, including the failure to complete the Merger in a timely manner or at all, restrictions on business conduct and lawsuits related to the proposed Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the inability to complete the proposed Merger due to the failure to satisfy conditions precedent, including satisfaction of the minimum tender condition;
•risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;
•the effect of the announcement of the proposed Merger on our relationships with our customers, operating results and business generally;
•the costs of the proposed Merger if the proposed Merger is not consummated;
•continued economic uncertainty, an economic slowdown or a recession;
•our ability to effectively manage our credit risk and collect on our accounts receivable;
•the ongoing effects of the COVID-19 pandemic as well as natural disasters and other business disruptions including other outbreaks of epidemic or pandemic disease;
•our ability to compete against competitors in an increasingly competitive industry;
•changes in demand within a number of key industry end-markets and geographic regions;
•failure to retain key personnel, especially in light of the proposed Merger;
•our future operating results fluctuating, failing to match performance or to meet expectations;
•our obligations under various laws and regulations;
•the effect of litigation, judgments, orders or regulatory proceedings on our business, especially instituted against us or our directors challenging the proposed Merger;
•our ability to successfully acquire and integrate new operations;
•our ability to meet Environmental, Social, and Governance policies;
•global or local political movements;
•our ability to fulfill our public company obligations;
•our ability to maintain the quality of the products and services we offer;
•any failure of our management information systems;
•our ability to meet our debt service requirements and obligations;

•changes in the payment processing market in which Paya competes;
•changes in consumer preferences away from traditional electronic payment mechanisms;
•changes in the vertical markets that Paya targets;
•risks relating to Paya’s relationships within the payment ecosystem;
•risk that Paya may not be able to execute its growth strategies;
•risks relating to data security; and
•changes in accounting policies applicable to Paya.

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

Overview

We are a leading independent integrated payments and commerce platform providing card, Automated Clearing House ("ACH"), and check payment processing solutions via software to middle-market businesses in the United States. Our solutions integrate with our customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting systems. In this manner, we enable our customers to collect revenue from their consumer ("B2C") and business ("B2B") customers with a seamless experience and high-level of security across payment types. Given the focus on B2B and consumer bill payments integrated into software, as of December 31, 2022, approximately 85% of our payment card volume is card-not-present and on average, our customers accept approximately $500,000 of credit and debit card volume per year.

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

In these strategic verticals, we deliver our payment solutions through front-end Customer Relationship Management ("CRM") and back-end accounting independent software vendors (“ISVs”) who sell or refer our integrated payments bundled with their proprietary software solutions to their customers. We enter into contracts with these ISVs where they deliver new customers to us in exchange for a portion of transaction revenue those customers generate. We refer to these ISVs as "partners" and the customers they bring to us as "customers." Our partners choose Paya because of our easy to use and feature rich technology platform, vertical expertise, and commitment to customer service. To our partners, embedding payments in their software increases customer life-time value and generates a new revenue stream through a share of Paya’s payments revenue.

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

We have built industry-leading scale with a highly diverse customer portfolio. As of December 31, 2022, we served approximately 100,000 businesses, representing over $49 billion in card and ACH payment volume for the year ended December 31, 2022. Our customer portfolio is highly diversified with no single customer representing more than 1% of payment revenue for the year ended December 31, 2022. Average transaction size was approximately $300 inclusive of all card and ACH payment transactions in 2022.

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

Integrated Solutions

Our Integrated Solutions segment represents the delivery of our credit and debit card payment solutions, and to a lesser extent, ACH processing solutions to customers via integrations with software partners across our strategic vertical markets. Our Integrated Solutions partners include vertical focused front-end CRM software providers as well as back-end Enterprise Resource Planning ("ERP") and accounting solutions. Integrated Solutions represented 64.2% of revenue for the year ending December 31, 2022.

Payment Services

The Payment Services segment represents the delivery of card payment processing solutions to our customers through resellers, as well as ACH, check, and gift card processing. Card payment processing solutions in this segment utilize Paya’s core technology infrastructure and do not typically originate through a software integration. ACH, check, and gift card processing may or may not be integrated with third-party software, however, Paya focuses on strategically cross selling these products with new software partners. Payment Services represented 35.8% of revenue for the year ending December 31, 2022.

Business Developments; Merger of Paya with Nuvei Corporation

On January 9, 2023, Paya announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) with Nuvei Corporation, a corporation incorporated pursuant to the laws of Canada (“Parent”), and Pinnacle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser agreed to commence a tender offer (the “Offer”), to purchase all of the shares of common stock of the Company issued and outstanding at a price of $9.75 per share (the “Offer Price”), in cash, without interest thereon (but subject to applicable withholding). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Paya will merge with and into the Purchaser, with Paya continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Capital Market ("Nasdaq") and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act.

On January 24, 2023, Purchaser commenced the Offer by filing with the U.S. Securities and Exchange Commission ("SEC") and mailing to the Company’s stockholders a Tender Offer Statement on Schedule TO. The Company concurrently filed with the SEC and mailed to stockholders a Solicitation/Recommendation Statement on Schedule 14D-9, which recommended that the Company’s stockholders tender their shares to Purchaser pursuant to the Offer. The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer. The Merger Agreement includes customary termination provisions for both the Company and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Parent a termination fee of approximately $38 million. The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock that is not (a) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (b) held by a stockholder who is entitled to demand appraisal and who has properly and validly exercised appraisal rights in accordance with, and who has complied with, applicable law, or (c) held by Parent, Purchaser, or any other direct or indirect wholly owned subsidiary of Parent, will be thereupon converted into the right to receive cash in an amount equal to the Offer Price, on the terms and subject to the conditions set forth in the Merger Agreement. The proposed Merger is expected to close during the first quarter of 2023.

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
The education vertical represents a growth area for us, with increasingly strong relationships with education-specific ISVs that deliver tuition collection tools, cafeteria and school store management software, and other administrative solutions. Education is generally non-cyclical and benefits from attractive levels of electronic payment adoption and the need for flexible settlement solutions.
Government & Utilities
Like the faith-based and non-profit vertical, our government and utilities portfolio consists of both ISV partner and direct distribution models. Our direct distribution model was developed through our acquisition of First Billing Services and further enhanced through our acquisition of The Payment Group, LLC ("TPG" or "The Payment Group"), which provides e-billing and payment portal software. Since acquisition, we have also found success selling First Billing’s software through partnerships in this vertical. Electronic payment methods in this end market are significantly underpenetrated, providing attractive underlying customer growth and high retention, while also benefiting from low cyclicality given the nature of these services. TPG provides municipalities and courts with a completely automated payment system for receiving payments online and processing them instantly. New competitor entry into this vertical is challenging given the importance of track-record and reference clients servicing government and municipal entities effectively.
Paya End Market Revenue Composition by Vertical as of December 31, 2022:
(1) Includes both card and ACH.

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
We go to market via two primary partner channels: ISVs and value-added resellers. While we have existing independent sales organizations ("ISO") partners that focus primarily on reselling payments, technological advances have driven growth of the ISV and value-added reseller ("VAR") channels, which are in turn displacing the ISO channel and growing far more rapidly.
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
•Direct Sales. Although our sales force is primarily focused on winning channel partners, we have a direct sales force that brings our proprietary software solutions with embedded payments directly to customers in the government & utilities and faith-based & non-profit end markets.
•Independent Sales Organizations. We partner with ISOs in our Payment Services segment that have their own distribution capabilities and technologies. We provide them with the products and tools we believe are necessary to acquire new customers and grow their adoption of electronic payments. In addition to payment functionality, we deliver valuable back-office support, training, and the tools necessary for independent sales organizations to manage their business.
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
BMO Harris and Chesapeake Bank are our sponsor banks for debit and credit card transactions. Sponsor banks provide cash collection, and funding services for our card processing customers. Additionally, we adhere to the underwriting guidelines provided by our sponsor banks. Because we are not a “member bank” as defined by Visa and Mastercard, in order to process and settle these card transactions for our customers, we have entered into sponsorship agreements with member banks. Visa and Mastercard rules restrict us from performing funds settlement or accessing customer settlement funds.
Our sponsorship agreement enables us to route Visa and Mastercard transactions under the member bank’s control and under the member bank’s identification numbers to clear credit and signature debit card transactions through Visa and Mastercard.
Our sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and Mastercard networks. As of December 31, 2022, we have not been notified of any such issues by our sponsor banks, Visa or Mastercard.
In addition to bankcard processing, we process EFT transactions through the ACH network. We process ACH transactions, which require requesting customer-processed funds from the bank each day, receiving the funds, and then repaying those funds to the customer. We primary perform this service using the Enterprise ACH system (“eACH”) and the eMagnus system, our proprietary database and transaction processing system. eMagnus automatically calculates splits with our customers and determines the pay-out schedule. Owning the ACH processing engine represents a key differentiator for us as we control the end-to-end user experience and provide a payment-method agnostic experience to our partners. We have longstanding relationships with multiple originating depository financial institutions ("ODFIs"), including Wells Fargo, Fifth Third Bank, and America's

Christian Credit Union ("ACCU"). ODFIs interface between the Board of Governors of the Federal Reserve System (the "Federal Reserve”) and ACH processors to facilitate payment flows.
Customers
Customer and Transaction Risk Management
We maintain a complete underwriting and risk monitoring management infrastructure with a dedicated team of underwriters, credit analysts, and risk and compliance management leads. Given that our core end markets are primarily focused on B2B and less focused on B2C and retail e-Commerce, we experience low levels of fraud and chargeback risk. Card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the business incurring the chargeback is unable to fund the refund to the card issuing bank, we are required to do so. For the year ended December 31, 2022, Bad Debt Expense was $1.7 million.
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
Competition
We compete with a variety of merchant acquirers that have different business models, go-to-market strategies and technical capabilities. Many merchant acquirers provide integrated payments solutions and/or related hardware to customers within our existing verticals. Our competition comes from a combination of niche players and horizontal acquirers which differ by individual vertical, including REPAY, i3 Verticals, Stripe, and the acquiring arms of FIS, FISERV and Global Payments. Our competitors also include banks, credit card providers, technology and ecommerce companies.
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
The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Federal Reserve because it is systemically important to the U.S. financial system. Any new rules or regulations implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.
Privacy and Information Security Regulations
We provide services that may be subject to privacy laws and regulations of a number of jurisdictions. Relevant federal privacy laws may include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions, as a number of recent and novel state laws, including the California Consumer Privacy Act of 2018 (the "CCPA"), the California Privacy Rights Act (the "CPRA"), which went into effect in January 2023, and similar laws enacted in Connecticut, Colorado, Utah and Virginia, which go into effect at various times in 2023. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Our business may also be subject to the Fair Credit Reporting Act ("FCRA") and the Fair and Accurate Credit Transactions Act of 2003 ("FACTA"), which regulate the use and reporting of consumer credit information and also impose disclosure requirements on entities who take adverse action based on information obtained from credit reporting agencies. In addition, there are state laws restricting the ability to collect and utilize certain types of personal information such as Social Security and driver’s license numbers and imposing secure disposal requirements for personal data. Certain state laws mandate businesses to implement reasonable data security measures. States are increasingly legislating data protection requirements for a broader list of personal data, such as biometric data, and are strengthening protections for students’ personal information. All fifty states, Puerto Rico, and the U.S. Virgin Islands have now enacted data breach notification laws requiring businesses that experience a security breach of their computer databases that contain personal information to notify affected individuals, consumer reporting agencies and governmental agencies that possess data.

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
Human Capital Management
As of December 31, 2022, we employed approximately 300 employees across five U.S. office locations, with some employees working remotely. We are an Equal Employment Opportunity and Affirmative Action employer. All aspects of employment including the decision to hire, promote, discipline, or discharge, are based on merit, competence, performance, and business needs. We do not discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local law.

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

Other Available Information

Our website address is www.paya.com. We make available on the Investor Relations section of our website, which can be found at investors.paya.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.

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

•Uncertainties associated with the Merger with a wholly-owned affiliate of Nuvei Corporation could adversely affect our business, results of operations, stock price and financial condition.
•Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
•We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
•Legal proceedings have been commenced against us, our Board of Directors and Nuvei Corporation relating to the Offer and the Merger, which could adversely affect our business, financial condition and operating results.
•Our results could be adversely affected by continued economic uncertainty, an economic slowdown or a recession.
•A substantial portion of our merchants are middle market businesses, which may increase the impact of economic fluctuations and merchant attrition on us.
•The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business and results of operations.
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

Risks Related to the Proposed Merger

Uncertainties associated with the Merger with a wholly-owned affiliate of Nuvei Corporation could adversely affect our business, results of operations, stock price and financial condition.

On January 8, 2023, we entered into the Merger Agreement with Nuvei Corporation and the Purchaser, a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, we will merge with and into the Purchaser, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act. In connection with the Merger, on January 24, 2023, the Purchaser commenced the Offer to purchase any and all issued and outstanding shares of the Company’s common stock at a price of $9.75 per share without interest, to the seller in cash, less any applicable withholding taxes, upon the terms and subject to the conditions described in the Offer to Purchase, dated January 24, 2023.

Completion of the Merger is subject to various closing conditions, including, but not limited to, the Purchaser acquiring, pursuant to the Offer, 50% of the total number of shares of our common stock outstanding plus at least one additional share of our common stock (the “Minimum Condition”). There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

•an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources towards the completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•impacts on the price of our common stock;
•the requirement that we pay a termination fee of approximately $38 million if the Merger Agreement is terminated under certain circumstances;

•developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;
•stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.
Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains customary termination provisions for both the Company and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Parent a termination fee of approximately $38 million. If Paya is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on Paya’s financial condition and results of operations.

If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. In addition, the price of our common stock has in the past and may continue to fluctuate substantially in the event that the Merger is not consummated. Factors affecting the trading price of our common stock may include:

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
Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress its stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or inducing the making, submission or announcement of, or knowingly encouraging, facilitating or assisting alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or could reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, subject to certain specified exceptions (as set forth in the Merger Agreement): incurring debt; entering into, adopting, amending, modifying or terminating any employee plans; increasing the compensation of any director, officer, employee or independent contractor, or hiring or terminating certain employees (other than for “cause”); settling certain pending or threatened legal proceedings; changing our methods, procedures, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Legal proceedings have been commenced against us, our Board of Directors and Nuvei Corporation relating to the Offer and the Merger, which could adversely affect our business, financial condition and operating results.

Legal proceedings relating to the Offer and the Merger have been commenced against the Company, the Company's Board of Directors and Nuvei Corporation. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The outcome of any proceedings filed against the Company is uncertain, and we may not be successful in defending against any such claims. While we are defending against the proceedings commenced against the Company, the Company's Board of Directors and Nuvei Corporation in connection with the Offer and the Merger, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results. See Part I, Item 3, Legal Proceedings in this Annual Report for a description of these proceedings.

Risks Relating to Our Business and Operations

Our results could be adversely affected by continued economic uncertainty, an economic slowdown or a recession.

The electronic payments industry depends heavily on the overall level of consumer, commercial and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. Periods of a slowing economy or recession, or periods of economic uncertainty, have historically been accompanied by a decrease in consumer spending and have negatively impacted our business. In 2022, in response to record levels of inflation, the Federal Reserve raised the federal funds rate and signaled it will continue to increase rates during 2023, with no reductions expected until 2024. Further increases in rates could adversely affect our financial performance by reducing the aggregate dollar volume of transactions made using electronic payments. If our merchants make fewer sales of their products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. In addition, as a result of increased interest rates, our interest expense on the $250 million senior secured term loan facility (the "Term Loan") increased in 2022. We utilize derivative instruments to manage risk from fluctuations in interest rates on our Term Loan. As a result, to date, the effects of rising interest rates on our results of operations and financial condition have not been significant. However, there can be no assurance that our interest rates will not continue to increase and that we will be able to mitigate such increases in the future.

In addition, sustained deterioration in general economic conditions or a weakening in the economy could force merchants to close at higher than historical rates, resulting in exposure to potential losses and a decline in the number of transactions that we process. We also have material fixed and semi-fixed costs, including rent, debt service, contractual minimums, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Furthermore, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic or political conditions, such as those resulting from Russia's invasion of Ukraine. The war in Ukraine has given rise to potential global security issues that may adversely affect international business and economic conditions as well as economic sanctions imposed by the international community that have impacted the global economy. Certain of our customers may be negatively impacted by these events.

A severe or prolonged economic downturn, including a recession or depression, could impact our business, including our revenues and our ability to raise additional capital when needed on favorable terms or at all. We cannot anticipate the impact of the current economic environment on our business and any of the foregoing could materially harm our business. Nevertheless, if economic conditions worsen or a recession occurs, our business, operations and financial results could be materially adversely affected.

A substantial portion of our merchants are middle market businesses, which may increase the impact of economic fluctuations and merchant attrition on us.

We market and sell our solutions to middle market merchants. Middle market merchants are typically more susceptible to the adverse effects of economic fluctuations than larger businesses. We experience attrition in merchants and merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. Adverse changes in the economic environment or business failures of our middle market merchants may have a greater impact on us than on our competitors who do not focus on middle market merchants to the extent that we do. We cannot accurately predict the level of middle market merchant attrition if economic conditions worsen or a recession occurs. If we are unable to establish accounts with new merchants or otherwise increase our payment processing volume to counter the effect of this attrition, our revenues will decline.

The COVID-19 global pandemic has had, and may continue to have, a material adverse effect on our business and results of operations.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. In 2020 and 2021, many of our customers experienced a decline in transaction volumes as a result of the COVID-19 pandemic compared to pre-pandemic levels. However, given many of our customers leverage our payment technology to accept transactions in a card-not-present environment, their business operations were not impacted dramatically. Further, most of our recurring or contractual transactions are B2B and not tied to consumer discretionary spend and, as such, were not significantly impacted. However, recurring COVID-19 outbreaks around the world such as those most recently occurring in China following the suspension of China's zero-COVID policy, have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of precautionary measures similar to, or more strict than, those imposed at the height of the pandemic. A resurgence of COVID-19 or another pandemic or epidemic may reinstate shelter-in place and social distancing policies, as well as broader economic decline, that can have a material impact on our results of operations. As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic or epidemic can disrupt our business and adversely materially impact our financial results

The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.

The payment processing industry is highly competitive. We primarily compete in the middle market merchant industry. Competition has continued to increase recently as other providers of payment processing services have established a sizable market share in the middle market. Our primary competitors for middle market merchants include financial institutions and their affiliates and well-established payment processing companies that target middle market merchants directly and through third parties, including REPAY, i3 Verticals, Stripe, and the acquiring arms of FIS, FISERV, and Global Payments. We also compete with many of these same entities for distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we must continually expend resources to maintain those distribution partner relationships. Our growth depends on our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

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

We are also facing new competition from emerging and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and products. Certain of these competitors integrate proprietary software and service solutions with electronic payments services and have significant financial resources and robust networks that could allow them to have access to merchants needing electronic payments services. If these new entrants gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. These new entrants also may compete in ways that minimize or remove the role of traditional payment gateways in the electronic payments process upon which our services are based, which could also limit our ability to retain or grow those relationships. The wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems in which traditional intermediaries play only minor roles. Use of emerging alternative payment platforms, such as Apple Pay, PayPal, Stripe, Square, Bitcoin or other cryptocurrencies can alter consumer card, ACH and check payment processing behavior and consequently result in our products and services becoming unnecessary for merchants and partners. Wide acceptance of alternative payments methods could have a material adverse impact on our business.

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

We are also subject to the operating rules of NACHA. NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment under PCI-DSS or NACHA identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.

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

The electronic payments industry in which we compete is subject to rapid technological changes and is characterized by new technology, product and service introductions, evolving industry standards, regulatory compliance, changing merchant needs and the entrance of non-traditional competitors. We are subject to the risk that our existing products and services become obsolete, and that we are unable to develop new products and services in response to industry demands. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry trends. We are continually involved in a number of projects, many of which require investment in non-revenue generating products or services that our distribution partners and merchants expect to be included in our product and service offerings. These projects carry the risks associated with any development effort, including difficulty in determining market demand and timing for delivery of new products and services, cost overruns, delays in delivery and performance problems.
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

Our ability to grow our business will depend in part on the addition of new partners, and an inability to effectively onboard these new partners could have a material adverse effect on our business, financial condition and results of operations. We may encounter delays onboarding partners due to economic uncertainty, an economic slowdown or a recession, risks related to the Merger, the continuing effects of COVID-19, issues integrating the partner into Paya Connect, or other unforeseen circumstances. If we do not effectively onboard our new partners, including assisting such partners to quickly resolve any post-onboarding issues and provide effective ongoing support, our reputation could be damaged and our ability to add new partners and our relationships with our existing partners could be adversely affected. Additionally, if we fail to onboard these partners in a timely manner, it could lead to delays in collecting revenues that we may otherwise receive, causing our financial condition and results of operations to be adversely affected.

We may not be able to successfully execute our strategy of growth through acquisitions.

A significant part of our growth strategy is to enter new vertical markets through platform acquisitions of vertically focused integrated payment and software solutions providers and to expand within our existing vertical markets through selective tuck-in acquisitions. Under the terms of the Merger Agreement, from its execution until the Merger is consummated or the Merger Agreement is terminated, without the consent of Parent, we may not acquire any other business, any material equity interest or enter into any joint venture, partnership, strategic alliance, limited liability company or similar arrangement with any third person, other than acquisitions of immaterial assets from vendors or suppliers under contracts in existence as of the date of the Merger Agreement in the ordinary course of business.
If the Merger is not consummated, we expect to continue to execute our acquisition strategy, however:

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

Additionally, merchant fraud occurs when employees of merchants change the merchant demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee’s personal account. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be sure that these measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our chargeback or other liability. In addition, beginning in October 2015, U.S. merchants that cannot process the Eurocard, Mastercard, and Visa standard ("EMV"), chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This has increased the risk to merchants who are not yet EMV-compliant and shifted a substantial amount of fraud to card-not-present transactions, which is the primary environment in which we operate. This increased risk and the shift to card-not-present fraud has resulted in us having to seek increased chargebacks from such merchants. Increases in chargebacks, failure to recover fraud-related losses from our merchants that have not yet complied with EMV standards or other liability could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends upon the continued services of our senior management and other key personnel who have substantial experience in the electronic payments industry and the markets in which we offer our services. Our ability to recruit and retain our senior management, key personnel, and other skilled employees may be affected as a result of the announcement of the Merger. In addition, our success depends in large part upon the reputation within the industry of our senior managers who have, developed relationships with our distribution partners, payment networks and other payment processing and service providers. Further, for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with expertise across the entire spectrum of our intellectual capital needs. Our success is also dependent on the skill and experience of our sales force, which we must continuously work to maintain. While we have key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining the continuity of our operations. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors, including as a result of the announcement of the Merger. In addition, a sustained labor shortage or increased turnover rates within our employee base could lead to increased costs and could otherwise degrade our ability to efficiently operate our business.

Failure to retain or attract key personnel, including as a result of the announcement of the Merger, could impede our ability to grow and could result in our inability to operate our business profitably. In addition, contractual obligations related to confidentiality, assignment of intellectual property rights, and non-solicitation may be ineffective or unenforceable and departing employees may share our proprietary information with competitors in ways that could adversely impact us, or seek to solicit our distribution partners or merchants or recruit our key personnel to competing businesses.

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

Cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In February 2018, the SEC issued guidance stating that public companies are expected to have controls and procedures that relate to cybersecurity disclosure, and are required under the federal securities laws to disclose information relating to certain cyber-attacks or other information security breaches. In March 2022, the SEC proposed new cybersecurity disclosure requirements intended to increase the transparency of publicly traded organizations' cybersecurity practices, and has placed cybersecurity risk disclosure and compliance requirements on its rule-making agenda for 2023. Therefore, we are anticipating more detailed requirements about the information we may be required to regularly disclose if the Merger is not consummated and we continue to be a public company after rules become effective. If we fail to comply with the relevant laws and regulations relating to cybersecurity, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

We have a strategic relationship with Sage Group plc, a global provider of integrated accounting, payroll, and payment solutions, which previously acquired Paya in 2006 and remained a strategic partner after GTCR, LLC acquired us in 2017. As part of this strategic relationship, we offer integration into Sage Intacct, X3, and other Sage products. During 2022, 2021 and 2020, we derived approximately 7.7%, 8.1%, and 8.6%, respectively, of our revenue from this relationship. We depend on Sage to refer new merchants to us and deliver an acceptable level of software functionality and service to our joint customers. There can be no assurance we will realize the expected benefits from this strategic relationship or that it will continue in the future. If successful, this relationship may be mutually beneficial and result in the continued growth in joint customers. However, such a relationship carries an element of risk given the ongoing competition for this customer base. Also, if Sage fails to perform or if the relationship fails to continue as expected, we could suffer reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, to process electronic payment transactions. If these sponsorships are terminated and we are not able to secure new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, Mastercard, and other payment networks, and are, therefore, unable to directly access these payment networks, which are required to process transactions. These networks’ operating regulations require us to be sponsored by a member bank to process electronic payment transactions. We are currently registered with Visa and Mastercard through BMO Harris and Chesapeake Bank. We are also subject to network operating rules promulgated by the NACHA relating to payment transactions processed by us using the ACH Network. For ACH payments, our ACH network is sponsored by Wells Fargo and Fifth Third Bank. The term of the agreements with Wells Fargo and Fifth Third Bank, which automatically renew annually, do not have a fixed termination date but are terminable with written notice. From time to time, we may enter into other sponsorship relationships as well.

The current term of our agreement with BMO Harris lasted through November 1, 2022 and automatically renews for one year periods unless either party provides the other at least six months’ notice of its intent to terminate. Although we believe our relationships with BMO Harris Bank and Chesapeake Bank are good, there cannot be any guarantee that BMO Harris Bank or Chesapeake Bank will not provide a notice of termination at any time.

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

In July 2018, the Office of the Comptroller of the Currency (“OCC”) announced that it will begin accepting special purpose national bank charter applications from financial technology companies (“FinTech Charter”). Even though the application for FinTech Charters remains controversial, we cannot predict whether or which, if any, of our current or future competitors would take advantage of the charter, if available. However, such a development could increase the competitive risks discussed above or create new competitive risks, such as our nonbank competitors being able to more easily access the payment networks without the requirement of a bank sponsor, which could provide them with a competitive advantage.

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

Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could limit the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any non-bank financial company, such as us, should be supervised by the Federal Reserve, because it is systemically important to the U.S. financial system. Because we provide data processing and other services to U.S. banks, we are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (the “FFIEC”), which is an inter-agency body of federal banking regulators. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse impact on our business, financial condition, and results of operations.

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
Our business may also be subject to the FCRA, which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA are not in compliance with the FCRA or regulations under it.

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

We provide payment processing services through our Paya, Inc. subsidiary, including card processing and ACH processing services. We have taken the position that Paya, Inc. is: (i) exempt from the BSA, as Paya is a payment processor and therefore able to avail itself of the payment processor exemption in accordance with guidance from the Financial Crimes Enforcement Network, or FinCEN, including FinCEN Administrative Letter Ruling FIN-2014-R009; and (ii) exempt from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee.

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

Additionally, privacy and data security have become significant issues in the United States. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. As we receive, collect, process, use, and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, local state laws such as the New York Stop Hacks and Improve Data Security Act (the “SHIELD Act”), and the CCPA.

The SHIELD Act requires companies to implement a written information security program that contains appropriate administrative, technical, and physical safeguards. The CCPA, which became effective on January 1, 2020 and operative on January 1, 2023, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our potential liability and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in effort to comply. Moreover, the CPRA, which became effective on January 1,

2023, significantly modifies and expands the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Colorado, Connecticut, Virginia and Utah have each enacted comprehensive consumer data protection legislation, which is already effective or becomes effective throughout 2023. This, along with a growing number of other U.S. states that are proposing new privacy laws, has created the need for multi-state compliance. We continue to monitor and adapt to this evolving privacy landscape.

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

The elimination of the London Interbank Offered Rate ("LIBOR") could adversely affect the cost of our debt.

The United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, stopped persuading or compelling banks to submit LIBOR rates after 2021, and on December 31, 2021, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, ceased publication of USD LIBOR for the one week and two month U.S. dollar LIBOR tenors. Publications related to all other LIBOR tenors will cease immediately on June 30, 2023. In the U.S, the Alternative Reference Rates Committee formally recommended the Secured Overnight Financing Rate or "SOFR," plus a recommended spread adjustment, as the replacement for USD LIBOR. The application of or transition to SOFR or any other alternative reference rate could increase our interest expense or may introduce operational risks in our accounting or financial reporting and other aspects of our business.

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

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies and activities. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Investment in funds that specialize in companies that perform well in assessments performed by ESG raters are increasingly popular, and major institutional investors have emphasized the importance of such ESG measures to their investment decisions. Responding to ESG considerations, including diversity and inclusion, environmental stewardship, support for local communities, labor conditions and human rights, ethics and compliance with law and corporate governance and transparency, and implementing goals and initiatives involve risks and uncertainties and depend in part on third-party performance or data that is outside our control.

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

Paya Holdings III, LLC (“Paya III”), Holdings and other indirect subsidiaries of Paya are party to a Credit Agreement, dated as of June 25, 2021 (the “Credit Agreement”). As of December 31, 2022, there were no outstanding borrowings under the revolving credit facility thereunder (the “2021 Revolving Credit Facility”) and $246.9 million outstanding under the Term Loan facility thereunder (the “2021 Term Credit Facility” and together with the 2021 Revolving Credit Facility, the “2021 Credit Facility”). Because borrowings under the 2021 Credit Facility bear interest at variable rates, increases in interest rates on debt that has not been fixed using interest rate hedges will increase interest expense, reduce cash flow or increase the cost of future borrowings or refinancings.

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
If the proposed Merger is consummated, then the Company will terminate the Credit Agreement and concurrently repay all advances and other obligations outstanding thereunder and the surviving corporation will assume all remaining debts, liabilities and duties of the Company (if any), in each case as provided under the applicable provisions of the General Corporation Law of the State of Delaware, as amended.

Risks Relating to Ownership of our Common Stock and Our Status as a Public Company

If the Merger is not consummated and we remain a public company, we may issue additional common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.

Pursuant to the terms of the Merger Agreement, until the Merger is consummated or the Merger Agreement is terminated, we generally may not issue, sell, deliver, pledge or agree or commit to issue, deliver, encumber or subject to a lien, or pledge any securities. However, if the Merger is not consummated and we remain a public company, we may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the Omnibus Plan without stockholder approval in a number of circumstances. In 2021 and 2022, we issued a total of 15,362,438 and 170,958 shares of common stock, respectively, including shares issued in a primary offering, shares issued to partially finance the acquisition of Paragon Payment Solutions, shares issued in exchange for our then outstanding warrants, and shares issued under the Omnibus Plan. In addition, we are required to issue an aggregate of 14,018,188 shares of common stock to existing equity holders of Paya upon achievement of milestone targets. Our issuance of additional common stock or other equity securities of equal or senior rank would have the following effects:

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

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K on an ongoing basis.

As of December 31, 2021, we identified a material weakness in our controls related to the operating effectiveness of the review of the annual income tax provision prepared by a third-party firm. We did not maintain effective controls to sufficiently review the completeness and accuracy of the annual tax provision.

This material weakness resulted in adjustments that have been recorded in our consolidated financial statements as of and for the year ended December 31, 2021. Our management and our independent registered public accounting firm determined that as of December 31, 2022, this material weakness had been remediated and our internal control over financial reporting are effective.

Remediation of the 2021 required, and any other material weakness or any significant deficiency would require management to devote significant time and incur significant expense, and management may not be able to remediate other future material weakness or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements and cause us to fail to meet our reporting obligations. If we are unable to remediate the existing material weakness or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

In addition, if the Merger is not consummated and we remain a public company, we expect to continue to incur costs related to our internal control over financial reporting in the upcoming years to improve our internal control environment. If we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities.

We do not anticipate paying dividends for the foreseeable future.

Under the terms of the Merger Agreement, until the Merger is consummated or the Merger Agreement is terminated, without prior consent from Parent, we may not declare, set aside or pay any dividend or other distribution in respect of any shares of capital stock or other equity or voting interest, or make any other distribution in respect of the shares of capital stock or other equity or voting interest. In addition, we do not anticipate that our board of directors will declare dividends in the foreseeable future. In addition, the ability of our board of directors to pay dividends in the future may be restricted by our debt documents, our holding company structure and capital requirements at our subsidiaries. Because we do not pay dividends, and do not anticipate paying dividends for the foreseeable future, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of us, our stock price would likely be less than that which would be obtained if it had such coverage, and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover us, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

If the Merger is not consummated and we remain a public company, future sales of our common stock by Ultra may reduce the market price of common stock that you might otherwise obtain.

As of December 31, 2022, Ultra beneficially owned 45,234,022 shares of common stock and is entitled to receive an additional 14,018,188 shares in the event that the price of our common stock exceeds $17.50 per share for 20 out of any 30 consecutive trading days through October 16, 2025 (see Note 3 for details on the Fintech Transaction). If the Merger is not consummated and we remain a public company, Ultra or its affiliates may sell large amounts of the Company's common stock in the open market or in privately negotiated transactions. The Company also entered into a registration rights agreement with Ultra and certain other stockholders, pursuant to which it granted certain registration rights to Ultra and the other stockholders party thereto. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in the Company’s stock price or put significant downward pressure on the price of its stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain several offices across the United States, all of which we lease.
Our office locations, as of December 31, 2022, include:
•Corporate headquarters in Atlanta, Georgia with approximately 23,000 leased square feet;
•Finance and Operations in Reston, Virginia with approximately 10,000 leased square feet;
•Sales and Operations in Fort Walton Beach, Florida with approximately 11,000 leased square feet;
•Sales and Operations in Mount Vernon, Ohio with approximately 2,000 leased square feet; and
•Sales and Operations in Dallas, Texas with approximately 6,000 leased square feet.

Item 3. Legal Proceedings

Other than as described below, we are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.
In connection with the Offer and Merger Agreement, five complaints have been filed as individual actions in United States District Courts and one complaint has been filed in New York Supreme Court. Certain demand letters have also been sent to the Company by purported stockholders making similar allegations.

On January 25, 2023, Ryan O’Dell, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Paya Holdings Inc., et al., Case No. 1:23-cv-659 (the “O’Dell Complaint”). On January 31, 2023, Jordan Wilson, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Jordan Wilson v. Paya Holdings Inc., et al., Case No. 1:23-cv-790 (the “Wilson Complaint”). On January 31, 2023, Robert Wilhelm, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Wilhelm v. Paya Holdings Inc., et. al., Case No. 1:23-cv-119 (the “Wilhelm Complaint”). On February 1, 2023, Dustin Asbury, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Asbury v. Paya Holdings Inc., et. al., Case No. 1-23-cv-861 (the “Asbury Complaint”). On February 2, 2023, Jacob Wheeler, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Wheeler v. Paya Holdings Inc., et. al., Case No. 1:23-cv-892 (the “Wheeler Complaint” and together with the O’Dell Complaint, the Wilson Complaint, the Wilhelm Complaint and the Asbury Complaint, the “Complaints”).

The Complaints allege, among other things, that the defendants (the Company and the Company’s Board of Directors) violated Sections 14(d), 14(e) and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting certain material facts relating to the transactions contemplated by the Merger Agreement from the Schedule 14D-9 filed by the Company on January 24, 2023. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger, (ii) recission of the Merger Agreement or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses.

On January 31, 2023, Brian Levy, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York for Nassau County, captioned Brian Levy v. Debora Boyda, et al., Index No. 601850/2023 (the “Levy Complaint”). The Levy Complaint alleges, among other things, that the defendants (the Company, the Company’s Board of Directors, and Nuvei Corporation) violated Section 10-5-50 of the Georgia Uniform Securities Act of 2008 and/or negligently and fraudulently misrepresented and concealed certain material facts related to the transactions contemplated by the Merger Agreement under New York common law. The Levy Complaint seeks, among other relief, (i) a declaration that the Company and the Company’s Board of Directors violated Section 10-5-50 of the Georgia Uniform Securities Act of 2008, (ii) a declaration that defendants negligently and fraudulently misrepresented, concealed and omitted material facts related to the Merger, (iii) injunctive relief preventing the consummation of the Merger, and (iv) an award of interest, attorney’s fees, expert fees and other costs.
The outcome of the matters described above cannot be predicted with certainty. However, the Company believes that the allegations in the Complaints, the Levy Complaint and the demand letters are without merit. Additional complaints or demand letters may be filed against or received by the Company, the Company’s Board of Directors, Nuvei Corporation and/or Purchaser in connection with the Merger Agreement and the proposed Merger, the Schedule TO and the Schedule 14D-9.

Item 4. Mine Safety Disclosures
Not applicable

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Holders
As of December 31, 2022, there were 78 holders of record of our common stock.
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
Stock Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The graph below compares the cumulative total return of our common stock from October 19, 2020, the date on which our common shares commenced trading on the Nasdaq, through December 31, 2022, with the comparable cumulative return of two indices, the S&P Information Technology Net Total Return, and the Russell 2000 Total Return. The performance graph and table assume an initial investment of $100 on October 19, 2020. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon the change in share price. The share price performance shown on the graph is not necessarily indicative of future price performance.

	Paya Holdings Inc.	Russell 2000	S&P Information Technology
October 19, 2020	$100.00	$100.00	$100.00
December 31, 2020	111.77	122.39	109.77
March 31, 2021	90.21	137.61	111.86
June 30, 2021	90.70	143.19	124.70
September 30, 2021	89.47	136.61	126.29
December 31, 2021	52.18	139.15	147.28
March 31, 2022	48.40	128.29	134.88
June 30, 2022	54.24	105.85	107.50
September 30, 2022	50.29	103.17	100.75
December 31, 2022	64.77	109.15	105.44

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

Recent Developments

Merger of Paya with Nuvei Corporation

On January 9, 2023, we. announced the execution of the Merger Agreement with Nuvei Corporation, the Parent, and Pinnacle Merger Sub, Inc., the Purchaser.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser agreed to commence the Offer, to purchase all of the shares of common stock, par value $0.001 per share, of the Company issued and outstanding at the Offer Price, in cash, without interest thereon (but subject to applicable withholding). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, we will consummate the Merger. If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq and the duty to file reports will be suspended under Section 13 and 15(d) of the Exchange Act.

On January 24, 2023, Purchaser commenced the Offer by filing with the SEC and mailing to the Company’s stockholders a Tender Offer Statement on Schedule TO. The Company concurrently filed with the SEC and mailed to stockholders a Solicitation/Recommendation Statement on Schedule 14D-9, which recommended that the Company’s stockholders tender their shares to Purchaser pursuant to the Offer. The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer. The Merger Agreement includes customary termination provisions for both the Company and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Parent a termination fee of approximately $38 million. The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock that is not (a) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (b) held by a stockholder who is entitled to demand appraisal and who has properly and validly exercised appraisal rights in accordance with, and who has complied with, applicable law, or (c) held by Parent, Purchaser, or any other direct or indirect wholly owned subsidiary of Parent, will be thereupon converted into the right to receive cash in an amount equal to the Offer Price, on the terms and subject to the conditions set forth in the Merger Agreement. The proposed Merger is expected to close during the first quarter of 2023.

Termination Agreement with Respect to Tax Receivable Agreement ("TRA")

On January 8, 2023, in connection with the execution and delivery of the Merger Agreement, the Company and Ultra entered into an agreement (the “Termination Agreement”) with respect to the termination of the TRA. The Termination Agreement implements certain provisions of the TRA in connection with the occurrence of the transactions contemplated by the Merger Agreement, including the acceleration of all obligations under the TRA pursuant to its terms resulting in the payment of an early termination fee of approximately $19.5 million to Ultra.

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
•Economic conditions. Changes in macro-level consumer spending trends, including due to economic slowdown and or a recession, could affect the amount of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.
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

Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, including customer relationships, internal use software, acquired customer lists, trade names, and to a lesser extent, depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and comprehensive income. The purchase of customer lists are treated as asset acquisitions, resulting in recording an intangible asset at cost on the date of acquisition. The acquired customer lists intangible assets have a useful life of 5 years, other customer relationships are amortized over a period of 5-15 years, developed technology 5-10 years, and trade names over 5-25 years.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

(in millions)			Amount of	% Change
	For the Year Ended		Increase	Favorable
	December 31,		(Decrease)	(Unfavorable)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Revenue	$282.7	$249.4	$33.3	13.4%
Cost of services exclusive of depreciation and amortization	(138.7)	(119.3)	(19.4)	(16.3%)
Selling, general & administrative expenses	(87.0)	(77.5)	(9.5)	(12.3%)
Depreciation and amortization	(31.8)	(30.0)	(1.8)	(6.0%)
Income from operations	25.2	22.6	2.6	11.5%
Other income (expense)
Interest expense	(14.3)	(14.1)	(0.2)	(1.4%)
Other income (expense)	2.7	(8.0)	10.7	133.8%
Total other income (expense)	(11.6)	(22.1)	10.5	47.5%

Income (loss) before income taxes	13.6	0.5	13.1	NM
Income tax (expense) benefit	(5.3)	(1.3)	(4.0)	NM
Net income (loss)	8.3	(0.8)	9.1	1137.5%

NM - not meaningful

Comparison of the Years Ended December 31, 2022 and 2021 (in millions, except percentages)
Revenue
Revenue increased by $33.3, or 13.4%, to $282.7 for the year ended December 31, 2022 from $249.4 for the year ended December 31, 2021. The increase was primarily driven by the Integrated Solutions segment, increasing $26.3 or 16.9%. The increase in Integrated Solutions revenue was driven primarily by increased volume from both new and existing customers.
Cost of services exclusive of depreciation and amortization
Cost of services increased by $19.4 or 16.3%, to $138.7 for year ended December 31, 2022 from $119.3 for the year ended December 31, 2021. The increase was driven by growth from higher revenue share partners in Integrated Solutions, growth in ACH in Payment Services and the inorganic contribution from Paragon.
Selling, general & administrative
Selling, general & administrative expenses increased by $9.5, or 12.3%, to $87.0 for the year ended December 31, 2022 from $77.5 for the year ended December 31, 2021. The increase is primarily due to $3.6 in stock compensation expense, $2.6 in compensation and benefits, $1.3 in technology related costs, specifically hosting, maintenance and support, and $1.3 in M&A related expense.
Depreciation and amortization
Depreciation and amortization increased by $1.8, or 6.0%, to $31.8 for the year ended December 31, 2022 as from $30.0 for the year ended December 31, 2021. The increase is primarily due to $1.8 in increased amortization related to the residual buyout of customer lists acquired during 2021 and 2022 and $0.9 in internally developed software amortization offset by a $0.8 decrease in technology intangible amortization.
Interest Expense
Interest expense increased by $0.2, or 1.4%, to $14.3 for the year ended December 31, 2022 from $14.1 for the year ended December 31, 2021, primarily due to slightly higher interest rates on the Term Loan credit facility.
Other Income (Expense)
Other income (expense) was $2.7 for the year ended December 31, 2022 and other income (expense) was $(8.0) for the year ended December 31, 2021. The change period over period is primarily due to a prepayment penalty of $2.3 and write off of debt issuance costs of $6.2 related to our Prior Credit Agreement in 2021, a $2.9 increase in gains on the interest rate cap agreement in 2022 compared to 2021, and a $0.7 decrease in value of the Tax Receivable Agreement liability. These were offset by a $0.6 gain on contingent consideration in 2021, and a $0.5 lease loss in 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

(in millions)			Amount of	% Change
	For the Year Ended		Increase	Favorable
	December 31,		(Decrease)	(Unfavorable)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Revenue	$249.4	$206.0	$43.4	21.1%
Cost of services exclusive of depreciation and amortization	(119.3)	(102.1)	(17.2)	(16.8)%
Selling, general & administrative expenses	(77.5)	(63.0)	(14.5)	(23.0)%
Depreciation and amortization	(30.0)	(24.6)	(5.4)	(22.0)%
Income from operations	22.6	16.3	6.3	38.7%
Other income (expense)
Interest expense	(14.1)	(17.6)	3.5	19.9%
Other income (expense)	(8.0)	1.2	(9.2)	NM
Total other income (expense)	(22.1)	(16.4)	(5.7)	(34.8)%

Loss before income taxes	0.5	(0.1)	0.6	NM
Income tax (expense) benefit	(1.3)	(0.4)	(0.9)	NM
Net loss	(0.8)	(0.5)	(0.3)	(60.0)%

NM - not meaningful

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our operating results for the years ended December 31, 2021 and 2020, please read section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.

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

Payment Volume

Payment volume is defined as the total dollar amount of all payments processed by our customers through our services. Volumes for 2022, 2021 and 2020 are shown in the table below:

	For the year ended December 31,
(in millions)	2022	2021	2020
Payment volumes	$49,533.6	$42,924.5	$33,272.4

The increase in volume for the year ended December 31, 2022 was primarily driven by continued growth in Payment Services, specifically ACH, as well as from strong growth in Integrated Solutions from both new and existing customers and inorganic Paragon contributions.

Adjusted EBITDA and Adjusted Net Income

Adjusted EBITDA is a non-GAAP financial measure that represents earnings before interest and other expense, income taxes, depreciation, and amortization ("EBITDA"), and further adjustments to EBITDA to exclude certain non-cash items and other non-recurring items that we believe are not indicative of ongoing operations to come to Adjusted EBITDA.

Adjusted Net Income is a non-GAAP financial measure that represents net income prior to amortization and further adjustments to exclude certain non-cash items and other non-recurring items that management believes are not indicative of ongoing operations to come to Adjusted Net Income.

We disclose EBITDA, Adjusted EBITDA, and Adjusted Net Income in this Annual Report because these non-GAAP measures are key measures used by us to evaluate our business, measure our operating performance and make strategic decisions. We believe EBITDA, Adjusted EBITDA, and Adjusted Net Income are useful for investors and others in understanding and evaluating our operations results in the same manner as we do. However, EBITDA, Adjusted EBITDA, and Adjusted Net Income are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted Net Income or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted Net Income alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for each of the periods indicated:

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	8.3	$(0.8)	$(0.5)
Depreciation & amortization	31.8	30.0	24.6
Income tax expense (benefit)	5.3	1.3	0.4
Interest and other expense	11.6	22.1	16.4
EBITDA	57.0	52.6	40.9

Transaction-related expenses(a)	4.2	3.0	4.6
Stock based compensation(b)	7.2	3.7	1.9
Restructuring costs(c)	2.5	2.2	2.0
Discontinued service costs(d)	0.4	0.2	0.3
Management fees and expenses(e)	—	—	0.9
Non-recurring public company start-up costs	0.4	1.1	0.9
Non-recurring contingent non-income tax liability	0.5	0.8	—
Other costs(f)	1.9	1.6	1.5
Total adjustments	17.1	12.6	12.1
Adjusted EBITDA	$74.1	$65.2	$53.0

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

Adjusted Net Income for the years ended December 31, 2022, 2021 and 2020:

The following table presents a reconciliation of net income (loss) to Adjusted Net Income for each of the periods indicated:

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	8.3	(0.8)	(0.5)

Amortization add back	26.6	25.4	20.7
Debt refinancing interest expense(a)	—	9.5	—
Transaction-related expenses(b)	4.2	3.0	4.6
Stock based compensation(c)	7.2	3.7	1.9
Restructuring costs(d)	2.5	2.2	2.0
Discontinued IT service costs(e)	0.4	0.2	0.3
Management fees and expenses(f)	—	—	0.9
Non-recurring public company start-up costs	0.4	1.1	0.9
Non-recurring contingent non-income tax liability	0.5	0.8	—
Other costs(g)	1.9	1.6	1.5
Total adjustments	43.7	47.5	32.8
Tax effect of adjustments(h)	(3.5)	(4.1)	—
Adjusted Net Income	$48.5	$42.6	$32.3

(a)Represents one-time debt refinancing expenses for the prepayment penalty and write-off of debt issuance costs in connection with our Prior Credit Agreement.
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
All segment revenue is from external customers.

The following table shows our segment income statement data and selected performance measures for the periods indicated:

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	For the year ended December 31,		Change
(in millions, except for percentages)	2022	2021	Amount	%
Integrated Solutions
Segment revenue	$181.5	$155.2	$26.3	16.9%
Segment gross profit(1)	$90.0	$81.7	$8.3	10.2%
Segment gross profit margin	49.6%	52.6%

Payment Services
Segment revenue	$101.3	$94.2	$7.1	7.5%
Segment gross profit(1)	$53.9	$48.4	$5.5	11.4%
Segment gross profit margin	53.3%	51.4%

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization

Comparison of the Years Ended December 31, 2022 and 2021
Integrated Solutions
Revenue for the Integrated Solutions segment was $181.5 for the year ended December 31, 2022 as compared to $155.2 for the year ended December 31, 2021. The increase of $26.3 was primarily due to an increase in payment volume from both new and existing customers.
Gross profit for the Integrated Solutions segment was $90.0 resulting in a gross profit margin of 49.6% for the year ended December 31, 2022 as compared to $81.7 with a gross profit margin of 52.6% for the year ended December 31, 2021. The increase of $8.3, or 10.2% improvement in segment gross profit was primarily due to revenue growth partially offset by growth from higher revenue share partners resulting in a 3.0% decrease in gross profit margin from 2021 to 2022.
Payment Services
Revenue for the Payment Services segment was $101.3 for the year ended December 31, 2022 as compared to $94.2 for the year ended December 31, 2021. The increase of $7.1 was due to an increase in payment volume.

Gross profit for the Payment Services segment was $53.9 for the year ended December 31, 2022 as compared to $48.4 for the year ended December 31, 2021. The increase of $5.5, or 11.4% increase in segment gross profit was primarily due to a ACH growth resulting in a 1.9% increase in gross profit margin from 2021 to 2022.

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

(1)Segment gross profit is revenue less cost of services excluding depreciation and amortization

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our operating results for the years ended December 31, 2021 and 2020, please read section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
Liquidity and Capital Resources
Sources
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our Credit Facilities and in 2021 with an equity issuance. We have historically sourced our acquisitions mostly with cash flow from operations and borrowings under our Credit Facilities, and prior to becoming a publicly traded company, with capital infusions from Ultra. As of December 31, 2022, we had $168.8 of unrestricted cash and cash equivalents on hand and borrowing capacity of $45.0 from our 2021 Revolving Credit Facility.
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

Uses

Our material cash requirements from known contractual and other obligations primarily relate to the commitment fees related to our Credit Facilities, interest on long-term debt and operating lease obligations. Expected timing of these payments are as follows:

	Payments due by period
(in millions)	Total	1 year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt(1)	$246.9	$2.5	$5.0	$5.0	$234.4
Interest on long-term debt(2)	56.1	10.5	20.6	20.2	4.8
Operating leases(3)	4.0	1.3	2.0	0.7	—
Total	$307.0	$14.3	$27.6	$25.9	$239.2

(1)Reflects contractual principal payments. See Note 8. Long-term debt in the notes to the consolidated financial statements for discussion of the new Term Loan.
(2)Reflects minimum interest payable under the Term Loan. We have assumed a Eurodollar rate of 0.75% plus a spread of 3.25% for purposes of calculating interest payable on the Term Loan. Payments herein are subject to change as payments for variable rate debt have been estimated.
(3)We lease certain property and equipment for various periods under non-cancelable operating leases.

Indebtedness
On June 25, 2021, Paya entered into the 2021 Credit Facility, consisting of a $250 million senior secured term loan facility, and a $45 million senior secured revolving credit facility. Beginning on December 31, 2021, the Company will make quarterly amortization payments on the Term Loan. As of December 31, 2022, $246.9 million remains outstanding under the Term Loan and there were no borrowings outstanding under the Revolver.

Cash Flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	For the year ended December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$45.5	$36.6	$21.4
Net cash provided by (used in) investing activities	(19.3)	(37.3)	(33.1)
Net cash provided by (used in) financing activities	10.1	135.7	3.8
Change in cash	$36.3	$135.0	$(7.9)

Comparison of the Years Ended December 31, 2022 and 2021
Operating Activities
Net cash provided by operating activities increased $8.9 to $45.5 for the year ended December 31, 2022 compared to $36.6 for the year ended December 31, 2021. The increase in operating cash in 2022 was primarily due to increased revenues.
Investing Activities
Net cash used in investing activities decreased $18.0 to $19.3 for the year ended December 31, 2022 compared to $37.3 for the year ended December 31, 2021. The decrease was primarily due to cash paid for customer lists of $6.3 during 2022 compared to $17.1 during 2021. In addition, during 2021 we acquired Paragon Payment Solutions for $14.5 net of cash received, compared to the 2022 acquisition of JS Innovations LLC for $6.0 net of cash received.

Financing Activities
Net cash provided by financing activities decreased $125.6 to $10.1 for the year ended December 31, 2022 compared to $135.7 in the year ended December 31, 2021. The decrease was primarily due to proceeds from the Equity Offering in 2021 of $116.8. In addition, the Company repaid its long-term debt of $228.1 under its Prior Credit Agreement and borrowed $250.0 under a new Credit Agreement along with payment of debt issuance costs of $6.2 during 2021 compared to $2.5 in debt payments under the new Credit Agreement during 2022.

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of the comparison of our cash flows for the years ended December 31, 2021 and 2020, please read section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.

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

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities, specifically intangible assets such as internal-use software, trade names and trademarks, and customer relationships. The determination of the fair values is based on estimates and judgments made by management with the assistance of a third-party valuation firm. Significant assumptions for intangible assets include the discount rate, projected revenue growth rates and margin, customer retention factors, obsolescence rates and royalty rate used to calculate the expected future cash flows. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of income and comprehensive income.

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
The Company utilizes derivative instruments to manage risk from fluctuations in interest rates on its Term Loan. In February 2021, the Company entered into a interest rate cap agreement with a notional amount of $171.5 million, with an effective date of March 31, 2021, expiring on March 31, 2023. There were no changes to the interest rate cap in connection with the entry into the new Credit Agreement. Refer to Note 9 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for more information. As a result of the interest rate cap agreement, to date, the effects of rising interest rates on our results of operations and financial condition have not been significant. However, there can be no assurance that our interest rates will not continue to increase and that we will be able to mitigate such increases in the future.
We may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Paya Holdings Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paya Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets
Description of the Matter
As of December 31, 2022, the Company recorded deferred tax assets of $22.5 million and a corresponding valuation allowance of $10.6 million. As explained in Note 11 of the consolidated financial statements, deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration.

Description of the Matter
Auditing the realizability of the Company’s deferred tax assets was complex and involved significant audit effort due to the highly judgmental nature of the estimates required to measure the taxable temporary differences and the timing of their reversals. Further, the material weakness in internal control over financial reporting related to the operating effectiveness of management’s review of the annual income tax provision prepared by a third-party firm, specifically the valuation allowance related to deferred tax assets, that existed during the year ended December 31, 2022 affected our audit procedures in this area.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s assessment of the realizability of deferred tax assets. For example, we tested the controls implemented by management over its quarterly review of the third-party firm, the measurement of the taxable temporary differences and the timing of their reversals, and the overall income tax provision calculations.

To test the Company’s assessment of the realizability of deferred tax assets and the related valuation allowance, our audit procedures included, among others, evaluating the positive and negative evidence related to the likelihood of realization of the deferred tax assets, including evaluating trends in the Company’s historical financial results and projected sources of taxable income. Because of the material weakness that existed during 2022, we performed additional testing procedures over the completeness and accuracy of the data used by the Company in measuring its deferred tax assets and taxable temporary differences. We involved our tax professionals in our assessment of the Company’s projected sources of taxable income, including our assessment of the Company’s estimates of the timing and amount of reversals of taxable temporary differences and application of tax law.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Tysons, Virginia
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Paya Holdings Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Paya Holdings Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paya Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Tysons, Virginia
February 21, 2023

Paya Holdings Inc.
Consolidated Statements of Income and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue	$282,743	$249,356	$206,048
Cost of services exclusive of depreciation & amortization	(138,752)	(119,245)	(102,119)
Selling, general & administrative expenses	(87,028)	(77,450)	(63,035)
Depreciation & amortization	(31,756)	(30,033)	(24,562)
Income from operations	25,207	22,628	16,332
Other income (expense)
Interest expense	(14,311)	(14,142)	(17,637)
Other income (expense)	2,702	(8,040)	1,214
Total other income (expense)	(11,609)	(22,182)	(16,423)
Income (loss) before income taxes	13,598	446	(91)
Income tax (expense) benefit	(5,336)	(1,257)	(433)
Net income (loss)	8,262	(811)	(524)
Other comprehensive income	—	—	—
Comprehensive income (loss)	$8,262	$(811)	$(524)

Weighted average shares outstanding of common stock	126,429,766	126,417,145	66,294,576
Basic net income (loss) per share	$0.07	$(0.01)	$(0.01)
Weighted average diluted shares outstanding of common stock	126,918,416	126,417,145	66,294,576
Diluted net income (loss) per share	$0.07	$(0.01)	$(0.01)

See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Balance Sheets
(In thousands)
	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$168,833	$146,799
Trade receivables, net	24,973	23,163
Prepaid expenses	3,527	2,407
Income taxes receivable	542	460
Other current assets	2,779	922
Total current assets before funds held for clients	200,654	173,751
Funds held for clients	179,612	99,815
Total current assets	$380,266	$273,566
Non-current assets:
Property and equipment, net	15,831	14,011
Goodwill	223,181	221,117
Intangible assets, net	121,288	136,708
Operating lease ROU assets, net of amortization	2,844	4,495
Other non-current assets	850	1,149
Total assets	$744,260	$651,046
Liabilities and stockholders' equity
Current liabilities:
Trade payables	5,464	3,127
Accrued liabilities	16,950	13,686
Accrued revenue share	12,488	11,002
Current tax receivable agreement liability	2,860	—
Income taxes payable	2,651	—
Current operating lease liabilities	1,164	1,302
Other current liabilities	2,997	3,422
Total current liabilities before client funds obligations	44,574	32,539
Client funds obligations	178,373	99,125
Total current liabilities	$222,947	$131,664
Non-current liabilities:
Deferred tax liability, net	5,664	11,723
Non-current debt	240,130	241,872
Tax receivable agreement liability	15,644	19,502
Non-current lease liabilities	2,561	3,941
Other non-current liabilities	420	419
Total liabilities	$487,366	$409,121
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 authorized; 132,230,837 and 132,059,879 issued and outstanding as of December 31, 2022 and 2021, respectively	132	132
Additional paid-in capital	262,693	255,986
Accumulated deficit	(5,931)	(14,193)
Total stockholders' equity	256,894	241,925
Total liabilities and stockholders' equity	$744,260	$651,046

See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2019	54,534,022	$5	$147,268	$(12,909)	$134,364
Net loss	—	—	—	(524)	(524)
Recapitalization transaction, net	62,163,419	7	(19,693)	—	(19,686)
Stock based compensation - Class C incentive units	—	—	1,850	—	1,850
Stock based compensation - Common stock	—	—	28	—	28
Balance at December 31, 2020	116,697,441	$12	$129,453	$(13,433)	$116,032
Net loss	—	—	—	(811)	(811)
Stock compensation - Class C incentive units	—	—	821	—	821
Stock compensation - Common stock	—	—	2,842	—	2,842
Equity Offering	10,000,000	1	116,764	—	116,765
Par value of common stock adjustment - see note 1	—	113	(113)	—	—
Shares issued for acquisition	682,892	1	7,499	—	7,500
Warrant exchange	4,597,848	5	(1,755)	—	(1,750)
RSU Vesting	79,197	—	(394)	—	(394)
Warrant exercise	2,501	—	28	—	28
Recapitalization transaction - see note 1	—	—	841	—	841
Cumulative effect of adoption of new accounting standard	—	—	—	51	51
Balance at December 31, 2021	132,059,879	$132	$255,986	$(14,193)	$241,925
Net income	—	—	—	8,262	8,262
Stock compensation - Class C incentive units	—	—	778	—	778
Stock compensation - Common stock	—	—	6,466	—	6,466
RSU vesting	170,958	—	(537)	—	(537)
Balance at December 31, 2022	132,230,837	$132	$262,693	$(5,931)	$256,894

See accompanying notes to the consolidated financial statements.

Paya Holdings Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,262	$(811)	$(524)
Depreciation & amortization expense	31,756	30,033	24,562
Loss on disposal of property and equipment	—	—	285
Deferred tax benefit	(6,059)	(2,855)	(1,777)
Bad debt expense	1,714	1,408	1,574
Stock-based compensation	7,244	3,663	1,878
Non-cash change in tax receivable agreement liability	(406)	285	(1,218)
Change in fair value of derivative	(1,404)	(127)	1
Non-cash lease expense	1,624	1,297	—
Gain on contingent consideration	—	(600)	—
Amortization of debt issuance costs	969	930	1,072
Loss on debt extinguishment	—	6,187	—
Changes in assets and liabilities, net of impact of business acquisitions:
Trade receivables	(3,438)	(4,425)	(3,531)
Prepaid expenses	(1,092)	(15)	(643)
Other current assets	(454)	34	321
Other non-current assets	106	(60)	362
Trade payables	2,337	(2,246)	1,291
Accrued liabilities	2,243	1,584	(2,971)
Accrued revenue share	1,464	3,389	(47)
Income tax payable/receivable, net	2,568	110	651
Other current liabilities	(470)	174	44
Lease liabilities	(1,462)	(1,288)	—
Other non-current liabilities	(3)	(20)	31
Net cash provided by operating activities	$45,499	$36,647	$21,361

Cash flows from investing activities:
Purchases of property and equipment, net of impact of business acquisitions	(6,973)	(5,723)	(6,603)
Purchases of customer lists	(6,283)	(17,098)	(6,602)
Acquisition of business, net of cash received	(6,034)	(14,462)	(19,940)
Net cash (used in) investing activities	$(19,290)	$(37,283)	$(33,145)

Cash flows from financing activities:
Payments on non-current debt	(2,500)	(229,302)	(2,364)
Payment of debt issuance costs	—	(6,390)	(2,882)
Proceeds from issuance of long-term debt	—	250,000	—
Distribution to Ultra	—	—	(661)
Capital contributions from Ultra	—	—	12,211
Recapitalization	—	—	3,148

Proceeds from equity offering	—	116,764	—
Movements in client fund obligations, net	13,693	6,690	(5,683)
Repurchase of restricted stock to satisfy tax withholding obligations	(537)	(394)	—
Warrant exchange	—	(1,750)	—
Payment on tax receivable agreement liability	(592)	—	—
Net cash provided by financing activities:	$10,064	$135,618	$3,769

Net change in cash, cash equivalents, and restricted cash	36,273	134,982	(8,015)
Cash, cash equivalents, and restricted cash, beginning of period	198,391	63,409	71,424
Cash, cash equivalents, and restricted cash, end of period	$234,664	$198,391	$63,409

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$168,833	$146,799	$23,617
Restricted cash included in funds held for clients	65,831	51,592	39,792
Total cash, cash equivalents, and restricted cash	$234,664	$198,391	$63,409

Supplemental disclosures:
Cash interest paid	$13,966	$12,926	$16,362
Cash taxes paid, including estimated payments	$8,846	$3,743	$1,559

Non-cash investing activity
Non-cash stock issuance related to Paragon acquisition	$—	$7,500	$—

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
(in Thousands, unless otherwise noted)

1.Organization, basis of presentation and summary of accounting policies

Organization

Paya Holdings, Inc., a Delaware corporation, conducts operations through its wholly-owned subsidiaries. These operating subsidiaries are comprised of Paya, Inc., Paya EFT, Inc., Stewardship Technology, Inc., First Mobile Trust, LLC, The Payment Group, LLC ("TPG" or "The Payment Group"), Blue Parasol Group, LLC ("Paragon Payment Solutions" or "Paragon"), and JS Innovations LLC ("VelocIT").

On October 16, 2020, Paya Holdings Inc. (f/k/a FinTech Acquisition Corp. III Parent Corp.) (“we,” “us,” “Paya” or the “Company”), consummated the merger with FinTech Acquisition Corp. III (“FinTech”), FinTech III Merger Sub Corp. (“Merger Sub”), GTCR-Ultra Holdings, LLC (“Ultra”), Paya Holdings II, LLC (“Holdings”), GTCR/Ultra Blocker, Inc. and GTCR Fund XI/C LP ("Seller") (the “Fintech Transaction”) contemplated by the Agreement and Plan of Merger, dated as of August 3, 2020 (“Fintech Merger Agreement”). See Note 3 Fintech Transaction for more information.

The Company is an independent integrated payments platform providing card, Automated Clearing House ("ACH"), and check payment processing solutions via software to middle-market businesses in the United States. Paya’s solutions integrate with customers’ core business software to enable payments acceptance, reconcile invoice detail, and post payment information to their core accounting system.

The Company is headquartered in Atlanta, Georgia and, as of December 31, 2022, also had operations in Reston, VA, Fort Walton Beach, FL, Mt. Vernon, OH and Dallas, TX.

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

Trade receivables, net

Trade receivables are recorded at net realizable value, which includes allowances for credit losses. The Company estimates an allowance for credit losses related to balances that it estimates it cannot collect from merchants. These uncollectible amounts relate to chargebacks, uncollectible merchant fees, and ACH transactions that have been rejected subsequent to the payout date. The Company uses a loss-rate method, which utilizes historical write-off data, to estimate expected credit losses relating to uncollectible accounts. The allowance for credit losses was $1.5 million and $1.4 million at December 31, 2022 and 2021, respectively.

Prepaid expenses

Prepaid expenses primarily consist of insurance, software licenses, rent, and supplier invoices.

Other current assets

Other current assets primarily consist of current deferred debt issuance costs related to the line of credit, the interest rate cap agreement, other receivables and equipment inventory.

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

The composition of our funds held for clients balance consisted of the following:

	December 31,
	2022	2021
Funds held for clients
Cash held to satisfy client funds obligations	$65,831	$51,592
Receivables held to satisfy client funds obligations	113,781	48,223
Total	$179,612	$99,815

Property and equipment, net

Property and equipment, is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. These lives are 3 years for computers and equipment, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Also, the Company capitalizes software development costs and website development costs incurred in accordance with ASC 350-40, Internal Use Software. The useful lives are 3 to 5 years for internal-use software. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and comprehensive income.

Leases

On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842") using the modified retrospective transition approach. We applied the new standard to all leases existing at the date of initial application. Refer to the discussion under Note 13 Commitments and Contingencies.

We determine if a contract is a leasing arrangement at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow, on a secured basis and over a similar term. ROU assets represent our right to control the use of an identified asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We use the incremental borrowing rate on the commencement date in determining the present value of our lease payments. We recognize operating lease expense for our operating leases on a straight-line basis over the lease term.

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

Goodwill and other intangible assets, net

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s business combinations. The Company evaluates goodwill and intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires goodwill to be either qualitatively or quantitatively assessed for impairment annually (or more frequently if impairment indicators arise) for each reporting unit. The Company tests goodwill and intangible assets annually for impairment as of September 30 of each year, and at interim periods, using a qualitative approach. Our annual evaluation assesses qualitative factors to determine whether it is more likely than not the fair value is less than the carrying value of the asset. If the Company is unable to conclude that goodwill and intangible assets, net are not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the assets and comparing the fair value to the carrying value. As of December 31, 2022 and 2021, it was more likely than not that the fair value of goodwill and intangible assets, net exceeded their carrying value and as such, there was no goodwill impairment recognized in any period presented in the consolidated financial statements.

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

Depreciation & Amortization

Depreciation and amortization consist primarily of amortization of intangible assets, mainly including customer relationships, internal use software, customer lists, trade names and to a lesser extent depreciation on our investments in property, equipment, and software. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. These lives are 3 years for computers and equipment and acquired internal-use software, 5 years for furniture, fixtures, and office equipment, and the lesser of the asset useful life or remaining lease term for leasehold improvements. Repair and maintenance costs are expensed as incurred and included in selling, general and administrative expenses on the consolidated statements of income and comprehensive income. The acquired customer lists are amortized over Customer lists are amortized over a period of 5-15 years depending on the intangible, developed technology 5-10 years, and trade names over 25 years.

Derivative Financial Instruments

The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 establishes accounting and reporting standards for derivative instruments requiring the recognition of all derivative instruments as assets or liabilities in the Company’s consolidated balance sheets at fair value. The Company records its derivative instruments as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Changes in fair value are recognized in earnings in the affected period.

The Company uses an interest rate cap contract to manage risk from fluctuations in interest rates on its Term Loan credit agreement. Interest rate caps involve the receipt of variable-rate amounts beyond a specified strike price over the life of the agreement without exchange of the underlying principal amount. The interest rate cap is not designated as a hedging instrument. Changes in the fair value of the interest rate cap are recorded through other income (expense) in the consolidated statement of income and comprehensive income, other current assets on the consolidated balance sheets, and in changes in other current assets in the consolidated statement of cash flows.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act featured significant tax provisions and other measures to assist businesses impacted by the economic effects of the COVID-19 pandemic, a number of which impacted the Company. In particular, the CARES Act increased the 30% adjusted taxable income limitation to 50% for tax years beginning in 2019 and 2020 related to the Section 163(j) interest expense limitation provisions. Additionally, the CARES Act permitted for a delay of payment of applicable 2020 employer payroll taxes and also made a technical correction to the 2017 Tax Cuts and Jobs Act ("TCJA") to provide a 15-year recovery period for qualified improvement property, thus making qualified improvement property eligible for bonus depreciation. See Note 11, Income taxes, for the impact on the consolidated financial statements as a result of the TCJA.

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination defined by ASC 805, Business Combinations ("ASC 805"), which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities, specifically intangible assets such as internal use software, trade names and trademarks, and customer relationships. The determination of the fair values is based on estimates and judgments made by management with the assistance of a third-party valuation firm. Significant assumptions for intangible assets include the discount rate, projected revenue growth rates and margin, customer retention factors, obsolescence rates and royalty rate used to calculate the expected future cash flows. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of income and comprehensive income.

Fair-Value Measurements

The Company follows ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

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

Emerging Growth Company

Prior to December 31, 2021, the Company was an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2021, the Company became a large accelerated filer under the rules of the U.S. Securities and Exchange Commission ("SEC") and is no longer classified as an EGC.

Recently Issued Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022, however, in December 2022 the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extended the sunset date from December 31, 2022 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company may apply ASU 2020-04 as its contracts referenced in London Interbank Offered Rate (“LIBOR”) are impacted by reference rate reform. The Company is currently evaluating the effect of ASU 2020-04 on its consolidated financial statements.

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

Cash Flow Classification

During 2021, the Company identified an immaterial error in its interim and annual financial statements for the year ended December 31, 2020, whereby the restricted cash within Funds Held for Clients was not appropriately included in the statement of cash flows. These amounts are now shown in the accompanying reconciliation of cash, cash equivalents and restricted cash to amounts shown on the Company's consolidated balance sheets. The original and as adjusted amounts are shown below along with the errors.

	As Filed	As Adjusted	Change
	December 31,	December 31,	December 31,
	2020	2020	2020
CASH FLOW FROM OPERATING ACTIVITIES
Movements in cash held on behalf of customers, net	$(8)	$—	$8
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,353	21,361	8
CASH FLOWS FROM FINANCING ACTIVITIES
Movements in client fund obligations, net	—	(5,683)	(5,683)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,452	3,769	(5,683)

Net change in cash and cash equivalents	$(2,340)	$(8,015)	$(5,675)
Cash and cash equivalents, beginning of period	25,957	71,424	45,467
Cash and cash equivalents, end of period	$23,617	$63,409	$39,792

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$23,617	$23,617	$—
Restricted cash included in funds held for clients	—	39,792	39,792
Total cash, cash equivalents, and restricted cash	$23,617	$63,409	$39,792

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

We do not have any material contract assets or liabilities for any period presented and we did not recognize any impairments of any contract assets or liabilities for the years ended December 31, 2022, 2021 or 2020.

The Company generates its revenue from three revenue sources which include Transaction based revenue, Service based fee revenue and Equipment revenue and are defined below:

Transaction based revenue

Transaction based revenue represents revenue generated from transaction fees based on volume, including interchange fees and convenience based fees. The Company generates transaction based revenue from fees charged to merchants for card-based processing volume and ACH transactions. Transaction based revenues are recognized on a net basis equal to the full amount billed to the bankcard merchant, net of interchange fees and assessments. Interchange fees are fees paid to card-issuing banks and assessments paid to payment card networks. Interchange fees are set by credit card networks based on various factors, including the type of bank card, card brand, merchant transaction processing volume, the merchant’s industry and the merchant’s risk profile and are recognized at the time merchant transactions are processed. Transaction based revenue was recorded net of interchange fees and assessments of $519,519, $477,273 and $416,043 in the years ending December 31, 2022, 2021 and 2020, respectively.

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

The following table presents the Company's revenue disaggregated by segment and by source as follows:

	Integrated Solutions
	Year Ended December 31,
	2022	2021	2020
Revenue from contracts with customers
Transaction based revenue	$169,617	$143,868	$111,494
Service based fee revenue	11,543	11,025	10,676
Equipment revenue	313	310	154
Total revenue	$181,473	$155,203	$122,324

	Payment Services
	Year Ended December 31,
	2022	2021	2020
Revenue from contracts with customers
Transaction based revenue	$83,199	$76,927	$68,219
Service based fee revenue	17,952	17,096	15,435
Equipment revenue	119	130	70
Total revenue	$101,270	$94,153	$83,724

3.Fintech transaction

On October 16, 2020, FinTech consummated the Fintech Transaction pursuant to the terms of the Fintech Merger Agreements and acquired all of the issued and outstanding equity interests in Paya from the Seller.
Pursuant to the Fintech Merger Agreements, Fintech purchased from the Seller all of the issued and outstanding equity interests of Paya for $1.045 billion, of which $500 million was paid in cash and the remaining $545 million was paid to the Seller in the form of 54,534,022 shares of Common Stock and up to an additional 14,018,188 shares of Paya’s common stock, which we refer to as the Earnout Shares, in the event that the closing sale price of Paya’s common stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the first five years following the closing of the Fintech Transaction. None of these thresholds have been achieved as of December 31, 2022. The number of shares of the equity consideration was based on a $10.00 per share value for Paya’s common stock.
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

The Company incurred transaction costs related to the Fintech Transaction of approximately $28.0 million, of which $3.1 million are included in selling, general & administrative expenses on the consolidated statements of income and comprehensive income for the year ended December 31, 2020. The remaining $24.9 million of transaction costs are included in additional paid in capital on the consolidated balance sheets.
4.Business combinations
JS Innovations LLC transaction overview

On January 19, 2022, the Company closed on the acquisition of VelocIT which provides fully integrated, omnichannel payment solutions to accounting and ERP partners. The acquisition was accounted for as a business combination as defined by ASC 805, and the aggregate purchase price was $7,079 consisting of $6,079 cash paid at closing and $1,000 cash paid in January 2023, which is recorded in accrued liabilities on the Consolidated Balance Sheets. Transaction costs related to the acquisition of VelocIT totaled $397 and are recorded in selling, general and administrative expenses on the consolidated statement of income and comprehensive income for 2022.
Goodwill of $2,064 resulted from the acquisition and is deductible for tax purposes. As of December 31, 2022, the measurement period for goodwill has closed.
The following table summarizes the fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of December 31, 2022:

Assets
Current Assets:
Cash and cash equivalents	$45
Trade receivables, net	85
Prepaid expenses	28
Total current assets	$158
Other assets:
Goodwill	2,064
Intangible assets	4,900
Total assets	$7,122

Liabilities
Current liabilities:
Accrued liabilities	$21
Accrued revenue share	22
Total current liabilities	$43
Total liabilities	$43

Net assets	$7,079

Paragon Payment Solutions transaction overview

On April 23, 2021, the Company closed the acquisition of Paragon, which was accounted for as a business combination as defined by ASC 805. The aggregate purchase price paid at closing was $26,624, consisting of $19,124 in cash and $7,500 of the Company's common stock.

Goodwill of $14,780 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. As of December 31, 2022, the measurement period for goodwill has closed.

Transaction costs related to the acquisition of Paragon totaled $983 and are recorded in selling, general and administrative expenses on the consolidated statement of income and comprehensive income for the year ended December 31, 2021.

The following table summarizes the acquisition date fair value of the assets acquired and liabilities assumed by the Company and resulting goodwill as of December 31, 2021:

Assets
Current Assets:
Cash and cash equivalents	$816
Trade receivables, net	2,653
Prepaid expenses	174
Other current assets	199
Funds held for clients	3,846
Total current assets	$7,688
Other assets:
Property and equipment, net	52
Goodwill	14,780
Intangible assets	12,510
Other non-current assets	60
Total assets	$35,090

Liabilities
Current liabilities:
Trade payables	$1,407
Accrued liabilities	2,118
Accrued revenue share	80
Other current liabilities	58
Client funds obligations	4,266
Total current liabilities	$7,929
Non-current liabilities:
Deferred tax liability, net	390
Other non-current liabilities	147
Total liabilities	$8,466

Net assets	$26,624

The Payment Group transaction overview

Paya purchased TPG. on October 1, 2020 for total cash consideration of $22,270, which was accounted for as a business combination as defined by ASC 805.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company and resulting goodwill at October 1, 2020:

Assets
Current Assets:
Cash and cash equivalents	$2,330
Funds held for clients	585
Prepaid expenses	57
Total current assets	$2,972
Other assets:
Goodwill	12,452
Intangible assets	10,100
Other assets	185
Total assets	$25,709

Liabilities
Current liabilities:
Other accrued expenses	$1,001
Client fund obligation	709
Total current liabilities	$1,710
Deferred tax liability – non-current	1,729
Total liabilities	$3,439

Net assets	$22,270

Intangible assets acquired consist of customer relationships of $4,100 and developed technology of $6,000. All intangible assets are amortized on a straight-line basis in line with Company policy. Goodwill of $12,452 resulted from the acquisition and is partially deductible for tax purposes. Intangible assets not recognized apart from goodwill consist primarily of the expected revenue synergies. As of December 31, 2022, the measurement period for goodwill has closed.

Transaction costs related to the transaction totaled $561 and are recorded in selling, general & administrative expenses on the consolidated statement of income and comprehensive income for the year ended December 31, 2020.

5.Property and equipment, net

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Computers and equipment	$9,372	$8,528
Internal-use software	20,859	14,949
Office equipment	103	141
Furniture and fixtures	1,190	1,357
Leasehold improvements	1,135	1,396
Other equipment	26	26
Total property and equipment	32,685	26,397
Less: accumulated depreciation	(16,854)	(12,386)
Total property and equipment, net	$15,831	$14,011

Depreciation and amortization expense, including internal-use software, totaled $5,154, $4,569 and $3,853 for the years ended December 31, 2022, 2021 and 2020, respectively.

6.Leases

The Company adopted Topic 842, Leases, using a modified retrospective transition approach as of January 1, 2021. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company also elected the practical expedient to use hindsight for leases existing as of January 1, 2021.

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

The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in gain or loss in the consolidated statements of operations. During the year ended December 31, 2022, the Company terminated one of its lease agreements and recorded an immaterial impairment charge, of approximately $149, in selling, general, and administrative expenses, to derecognize the corresponding ROU asset.

As of December 31, 2022 and 2021, the Company's total lease cost was $1,626 and $1,672, respectively, which consisted of $1,216 and $1,287, respectively, in operating lease cost and $410 and $386, respectively, in variable lease cost. Rental expense was $1,699 for the year ended December 31, 2020.

As of December 31, 2022, amounts reported in the consolidated balance sheets were as follows:

Operating Leases:	December 31, 2022	December 31, 2021
Right-of-use assets	$2,844	$4,495
Lease liability, current	1,164	1,302
Lease liability, noncurrent	2,561	3,941
Total lease liabilities	$3,725	$5,243

Weighted-average remaining lease term (in years)	3.18	4.73
Weighted-average discount rate (annual)	4.0%	4.0%

Other information related to leases are as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	(1,462)	(1,288)	—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	—	5,571	—

The following table presents a maturity analysis of the Company's operating lease liabilities as of December 31, 2022:

Future Minimum Lease Payments
2023	$1,279
2024	1,018
2025	990
2026	587
2027	114
Thereafter	—
Total Lease payments	$3,988
Less Imputed Interest	263
Total lease obligations	$3,725

7.Goodwill and other intangible assets, net

Goodwill recorded in the consolidated financial statements was $223,181 and $221,117 at December 31, 2022 and 2021, respectively. There were no indicators of impairment noted in the periods presented.

The following table presents changes to goodwill for the years ended December 31, 2022 and 2021 for each reporting unit:

	Integrated Solutions	Payment Services	Total
Balance as of December 31, 2020	$152,408	$53,900	$206,308
Measurement period adjustment	29	—	29
Acquisition - Paragon purchase accounting	10,346	4,434	14,780
Balance as of December 31, 2021	$162,783	$58,334	$221,117
Acquisition - VelocIT purchase accounting	2,064	—	2,064
Balance as of December 31, 2022	$164,847	$58,334	$223,181

Intangible assets other than goodwill at December 31, 2022 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at	Accumulated Amortization	Net Carrying Value as of
			December 31,		December 31,
			2022		2022
Customer Relationships	8.8	5-15 years	$190,826	$(91,794)	$99,032
Developed Technology	6.4	5-10 years	41,520	(23,492)	18,028
Trade name	13.8	5-25 years	5,260	(1,032)	4,228
	8.5		$237,606	$(116,318)	$121,288

Intangible assets other than goodwill at December 31, 2021 included the following:

	Weighted Average Useful Life (Years)	Useful Lives	Gross Carrying Amount at	Accumulated Amortization	Net Carrying Value as of
			December 31,		December 31,
			2021		2021
Customer Relationships	10.4	5-16 years	$184,544	$(70,222)	$114,322
Developed Technology	5.1	3-7 years	36,620	(18,843)	17,777
Trade name	15.8	5-25 years	5,260	(651)	4,609
	8.4		$226,424	$(89,716)	$136,708

Amortization expense totaled $26,602, $25,464 and $20,709 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table shows the expected future amortization expense for intangible assets at December 31, 2022:

Expected Future Amortization Expense
2023	$26,613
2024	24,993
2025	24,030
2026	19,223
2027	11,605
Thereafter	14,824
Total expected future amortization expense	$121,288

8.Long-term debt

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

Borrowings under the Senior Secured Credit Facilities bear interest, equal to (i) an alternative base rate equal to the greater of (a) the prime rate announced by the Agent or the highest interest rate published by the Federal Reserve Board as the “bank prime loan” rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.25% (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the Term Loan shall not be less than 0.75% per annum), plus 3.25%. The Borrowers are also required to pay an unused commitment fee to the lenders under the Revolver equal to 0.50% with step-downs to 0.375% and 0.25% when the Borrowers’ consolidated first lien net leverage ratio is less than or equal to 3.75 to 1.00 and 3.25 to 1.00, respectively. The Borrowers must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

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

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Holdings and its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase the Company’s capital stock; and (vi) change their fiscal year. The Credit Agreement contains customary affirmative covenants and events of default. As of December 31, 2022 the Company was in compliance with all financial covenants and ratios.

Net proceeds from the issuance of the Term Loan in 2021 totaled $243.6 million, which includes a debt discount of $1.3 million and related debt issuance costs of $5.1 million. The debt discount and related debt issuance costs are capitalized and amortized over the life of the agreement. Proceeds used to repay the Prior Credit Agreement totaled $233.8 million, which includes principal payment of $228.1 million, interest payment of $3.4 million and a prepayment penalty of $2.3 million. The prepayment penalty and a write-off of debt issuance costs of $6.2 million are included in other income (expense) in the consolidated statement of income and comprehensive income.

The Company’s long-term debt consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Term loan credit agreement	$246,875	$249,375
Debt issuance costs, net	(4,245)	(5,018)
Total debt	242,630	244,357
Less: current portion of debt	(2,500)	(2,485)
Total long-term debt	$240,130	$241,872

There were no borrowings outstanding under the Revolver as of December 31, 2022 and 2021, respectively.

The current portion of debt was included within other current liabilities on the consolidated balance sheet.

The Company had $4,245 and $5,018 of unamortized Term Loan debt issuance costs that were netted against the outstanding loan balance and $680 and $875 of unamortized costs associated with the Revolver as of December 31, 2022 and 2021, respectively. The Revolver debt issuance costs are recorded in other current and other long term assets and are amortized over the life of the Revolver. Amortization of the debt issuance costs are included in interest expense in the consolidated statement of income and comprehensive income.

Total interest expense was $14,311, $14,142, and $17,637 for the years ended December 31, 2022, 2021 and 2020, respectively. This included the long-term debt interest expense of $12,936, $12,229 and $15,671 for the years ended December 31, 2022, 2021 and 2020, respectively, and amortization of debt issuance costs of $969, $930 and $1,072 for the years ended December 31, 2022, 2021 and 2020, respectively.

Annual principal payments on the Term Loan for the following years is as follows:

Future Principal Payments
2023	$2,500
2024	2,500
2025	2,500
2026	2,500
2027	2,500
Thereafter	234,375
Total future principal payments	$246,875

9.Derivatives

The Company has historically utilized derivative instruments to manage risk from fluctuations in interest rates on its term loan and intends to continue to do so in connection with the new Term Loan. On February 3, 2021, the Company entered into an interest rate cap agreement with a notional amount of $171,525 (the "interest rate cap agreement"). The effective date was March 31, 2021 and terminates on March 31, 2023. The Company paid a premium of $67 for the right to receive payments if LIBOR rises above the cap rate of 1.00%. The premium is recorded in other long-term assets on the condensed consolidated balance sheet. The interest rate cap agreement was a derivative not designated as a hedging instrument for accounting purposes. There were no changes to the interest rate cap agreement in connection with the entry into the new Credit Agreement. The fair value of the interest rate cap agreement was $1,599 at December 31, 2022.

On November 16, 2017 the Company entered into an interest rate cap agreement (the "prior agreement") with a notional amount of $125,000 for the initial period, reducing consistent with the required quarterly debt payments, and an effective date of December 29, 2017. The prior agreement terminated on December 31, 2020. The Company paid a premium of $169 for the right to receive payments if the LIBOR rises above the cap percentage, thus effectively ensuring interest expense is capped at a maximum rate of the cap plus 6% for the duration of the prior agreement. The premium is recorded in other long-term assets on the consolidated balance sheet. The prior agreement was a derivative not designated as a hedging instrument for accounting purposes.

The interest rate cap rate was as follows:

Period rate is applicable
Date From	Date To	Notional Amount	Cap Rate (%)
December 29, 2017	March 29, 2018	125,000	2.25%
March 30, 2018	June 28, 2018	124,688	2.50%
June 29, 2018	September 28, 2018	124,375	2.75%
September 29, 2018	December 31, 2018	124,063	2.75%
December 31, 2018	March 29, 2019	123,750	3.00%
March 30, 2019	June 28, 2019	123,438	3.00%
June 29, 2019	September 29, 2019	123,125	3.00%
September 30, 2019	December 31, 2019	122,813	3.00%
December 31, 2019	March 30, 2020	122,500	3.00%
March 31, 2020	June 29, 2020	122,188	3.00%
June 30, 2020	September 29, 2020	121,875	3.00%
September 30, 2020	December 31, 2020	121,562	3.00%
March 31, 2021	March 31, 2023	171,525	1.00%

The fair value of the prior agreement was $0 at December 31, 2020.

The fair values of the prior agreement and the interest rate cap agreement are included in other current assets on the consolidated balance sheet. Changes in fair value are recorded in earnings in other income (expense). The Company recognized non-cash gains (losses) of $1,404, $127 and $(1) in other income (expense) for the years ended December 31, 2022, 2021 and 2020, respectively, related to the interest rate cap agreements. The Company received cash payments of $1,710, $0 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively, from the interest rate cap agreement.

10.Equity

Common Stock

The holders of the Company's common stock are entitled to one vote for each share of common stock held. Of the 132,230,837 shares of common stock outstanding, a total of 5,681,812 are considered contingently issuable as they require the trading price of our stock to exceed $15.00 per share for 20 out of any 30 consecutive trading days through October 16, 2025. In addition, should our share price exceed $17.50 per share for 20 out of any 30 consecutive trading days through October 16, 2025, the Company is required to issue up to an additional 14,018,188 shares of common stock, for total contingently issuable shares of 19,700,000. See Note 3, Fintech Transaction, for more information regarding the earnout shares.

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

Paya Holdings Inc. Omnibus Incentive Plan

On December 22, 2020, the Company adopted the Paya Holdings Inc. Omnibus Incentive Plan, which originally allowed for issuance of up to 8,800,000 shares of its common stock. During 2022, an additional 10,000,000 shares were approved for issuance under the Omnibus Incentive Plan by the stockholders. The purpose of the plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible individual stock and cash-based incentives in order to attract, retain, and reward such individuals and strengthen the mutuality of interest between such individuals and the stockholders. Under the Omnibus Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted shares, performance awards, and other stock-based and cash-based awards to eligible employees, consultants or non-employee directors of the Company. The Company recognized $6,466, $2,842 and $28 of share-based compensation for the years ended December 31, 2022, 2021 and 2020, respectively, in selling, general & administrative expenses on the consolidated statement of income and comprehensive income on a straight-line basis over the vesting periods. As of December 31, 2022, the Company had two stock-based compensation award types granted and outstanding: restricted stock units ("RSUs") and stock options.

RSUs represent the right to receive shares of the Company's common stock at a specified date in the future. RSUs issued under the Omnibus Incentive Plan vest over 3 or 5 year periods. RSUs granted under the Omnibus Incentive Plan were as follows:

	Year Ended December 31,
	2022	2021	2020
RSUs granted	2,256,545	673,266	230,000
Fair value of common stock	$5.12 - $8.36	$6.34 - $13.87	$13.73

The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2022	2021	2020
Stock options granted	1,480,398	509,000	185,000
Fair value of stock options	$2.76 - $4.64	$4.41 - $6.11	$4.25
Expected volatility	51.14% - 53.47%	52.12% - 53.42%	29.87%
Dividend yield	0%	0%	0%
Expected term	6.45 years - 6.5 years	6.42 years - 6.5 years	6.5 years
Risk-free interest rate	2.20% - 3.83%	0.96% - 1.38%	0.57%

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

The following table summarizes stock option activities:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Fair Value
Outstanding, December 31, 2020	185,000	$13.73	9.87	$4.25
Granted	509,000	9.85		$4.94
Exercised	—	—
Forfeited	(12,000)	11.65
Outstanding, December 31, 2021	682,000	$10.87	9.49	$4.74
Granted	1,480,398	5.25		$2.81
Exercised	—	—
Forfeited	(484,066)	9.19
Outstanding, December 31, 2022	1,678,332	$6.40	9.09	$3.21

As of December 31, 2021
Vested and Expected to vest	682,000	$10.87	9.49	$4.74
Exercisable	37,000	$13.73	8.87	$4.25

As of December 31, 2022
Vested and Expected to vest	1,678,332	$6.40	9.09	$3.21
Exercisable	124,900	$10.75	8.52	$4.76

The following table summarizes RSU activities

	Number of Shares	Weighted-Average Fair Value
Outstanding, December 31, 2020	230,000	$13.73
Granted	673,266	10.48
Vested	(127,621)	13.79
Forfeited	(12,000)	11.65
Outstanding, December 31, 2021	763,645	$10.89
Granted	2,256,545	5.68
Vested	(253,068)	10.93
Forfeited	(497,703)	8.47
Outstanding, December 31, 2022	2,269,419	$6.24

Class C Incentive Units

Ultra provides Class C Incentive Units as part of their incentive plan. As certain employees of the Company were recipients of the Class C Incentive Units, the related share-based compensation was recorded by the Company.

The total number of units associated with share-based compensation granted and forfeited during the period from inception to December 31, 2022 is as follows:

Time Vesting
December 31, 2020 balance	42,881,437
Granted	—
Forfeited	(3,806,844)
December 31, 2021 balance	39,074,593
Granted	—
Forfeited	(40,982)
Exercised	(654,976)
December 31, 2022 balance	38,378,635

As of December 31, 2022, 32,349,025 of the units had vested. The units vest on a straight-line basis over the terms of the agreement as described below.

	Year Ended December 31,
	2022	2021	2020
Time vesting units
5 year vesting period	38,080,635	38,776,593	42,583,437
1 year vesting period	298,000	298,000	298,000
Outstanding Incentive Units	38,378,635	39,074,593	42,881,437

There were no performance vesting units outstanding as of December 31, 2022, 2021 and 2020. During 2022, 2021 and 2020, 40,982, 3,806,844 and 1,592,674, respectively, of Class C units were forfeited due to departures of employees from the Company.

The Company recognized $778, $821 and $1,850 of share-based compensation related to the Class C incentive units, for the years ended December 31, 2022, 2021 and 2020, respectively, in selling, general & administrative expenses on the consolidated statement of income and comprehensive income. The Company used the fair value of the awards on the grant date to determine the share-based compensation expense. The Company did not issue any Class C incentive units in 2022 or 2021. For units issued in 2020, Ultra evaluated the value of units based on the distribution waterfall specified in the respective agreements. Ultra engaged a third-party valuation firm to estimate its enterprise value (“EV”) as determined by discounted cash flow, guideline public company, and merger and acquisition valuation methodologies.

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

Additionally, on the same date, the Company and Continental Stock Transfer & Trust Company, entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of November 15, 2018, by and between FinTech Acquisition Corp. III and the warrant agent, governing the warrants. The Warrant Amendment provided the Company with the right to mandatorily exchange the Company’s remaining outstanding warrants for shares of the Company’s common stock, at an exchange ratio of 0.234 shares for each warrant. Simultaneously with the closing of the warrant exchange offer, the Company notified holders of the remaining warrants that it would exercise its right to exchange the warrants for shares of common stock and, consequently, the 284,006 outstanding warrants that were not tendered in the exchange were converted into an aggregate 66,457 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2022.

Earnings per Share

Earnings per share has been computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the respective period. Potentially dilutive securities consist of shares issuable upon the exercise of stock options, issuance of earnout shares, exercise of warrants, and vesting of restricted stock awards.

The following table provides the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$8,262	$(811)	$(524)
Denominator:
Weighted average common shares - basic	126,429,766	126,417,145	66,294,576
Add effect of dilutive securities:
Stock-based awards	488,650	—	—
Weighted average common shares assuming dilution	126,918,416	126,417,145	66,294,576
Earnings per share:
Basic	$0.07	$(0.01)	$(0.01)
Diluted	$0.07	$(0.01)	$(0.01)

Anti-dilutive shares excluded from calculation of diluted EPS:
Restricted stock units - granted	386,209	329,437	230,000
Stock options - granted	1,678,332	298,096	185,000
Warrants - outstanding	—	—	17,715,000
Earnout shares	19,700,000	19,700,000	19,700,000
Total anti-dilutive shares	21,764,541	20,327,533	37,830,000

11.Income taxes

The income tax benefits (expenses) from continuing operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(8,680)	$(2,980)	$(1,346)
State	(2,715)	(1,132)	(864)
Total current provision	(11,395)	(4,112)	(2,210)

Deferred:
Federal	$5,148	$2,439	$(510)
State	911	416	2,287
Total deferred (expense) benefit	6,059	2,855	1,777
Total (expense) benefit for income taxes	$(5,336)	$(1,257)	$(433)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The rate reconciliation for continuing operations presented below is based on the U.S. federal statutory tax rate of 21% for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Tax computed at federal statutory rate	21.00%	21.00%	21.00%
State Taxes (net of federal benefit)	8.51	118.13	1767.39
State rate change	1.61	51.41	—
Nondeductible Expenses	(0.43)	(0.40)	(0.38)
Meals and Entertainment	—	2.60	(5.28)
TRA	(0.40)	0.44	222.07
Pass-through Income	—	—	(531.33)
Stock compensation	4.07	65.24	(424.39)
Transaction cost	—	40.46	—
Deferred Financing Cost	—	151.16	—
Deferred write-off and Other	—	19.27	—
Uncertain Tax Positions - Liability	—	51.29	—
Uncertain Tax Positions - Interest	0.10	12.94	—
Change in entity type	—	—	(574.83)
Valuation allowance	8.19	(318.50)	(1159.80)
Return to Provision Adjustments	(3.40)	94.64	209.18
Contingent consideration	—	(28.21)	—
Income tax (expense) benefit	39.25%	281.47%	(476.37)%

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

	December 31, 2022	December 31, 2021
Deferred tax assets
Accrued expenses	$1,538	$1,538
Bad debt reserve	400	395
Deferred rent	—	1
Fixed Assets	1,704	—
Net operating loss carryforward - federal and state	2,016	3,561
Interest expense limitation	319	637
Goodwill amortization	14,449	15,677
Lease liability	927	1,332
Stock compensation	1,095	287
Other	5	—
Total net deferred tax assets	22,453	23,428
Deferred tax liabilities
Deferred rent	(1)	—
Fixed assets	—	(3,364)
Intangible amortization	(15,552)	(20,043)
California 338(g) amortization	(789)	(798)
Right of use asset	(757)	(1,192)
Other	(372)	(14)
Total deferred tax liabilities	(17,471)	(25,411)
Valuation allowance	(10,646)	(9,740)
Net deferred tax liability	$(5,664)	$(11,723)

The Company had a $8,399 and $8,975 federal operating loss carryforward as of December 31, 2022 and 2021, respectively, which can be carried forward indefinitely. The Company had a $6,243 and $29,897 net operating loss carryforward for various state jurisdictions as of December 31, 2022 and 2021, respectively.

ASC 740, Income Tax ("ASC 740") requires deferred tax assets to be reduced by a valuation allowance, if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with this requirement, the Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance if appropriate. In determining the amount of any required valuation allowance, the Company considers the history of profitability, projections of future profitability, the reversal of future taxable temporary differences, the overall amount of deferred tax assets, and the timeframe necessary to utilize the deferred tax assets prior to their expiration. Based on the weight of all positive and negative quantitative and qualitative evidence available as outlined above, management has concluded that it is more likely than not that the Company will be able to realize a portion of its federal and state deferred tax assets in the foreseeable future and has recorded a valuation allowance of $10,646 and $9,740 against these assets as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the earliest tax year open to federal and state examinations is 2019 and no years are currently under examination in any jurisdiction. The Company believes based on the recognition and measurement principles of ASC 740 that the unrecognized tax benefits recorded for all remaining open years in all jurisdictions, including those currently under audit, is appropriate. The Company does not expect its unrecognized tax benefits to significantly change in the next 12 months.

The ending amount of all unrecognized tax benefits was $229 as of December 31, 2022 and 2021, respectively. The amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $229. The Company accrued interest and penalties associated with uncertain tax positions as part of the tax provision and resulted in an ending amount of interest and penalties as of December 31, 2022 of $23 and $48, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$229	$—	$—
Additions based on tax positions related to prior years	—	229	—
Additions based on tax positions related to current years	—	—	—
Reductions for tax positions due to lapse of statute	—	—	—
Other changes	—	—	—
Ending balance	$229	$229	$—

CARES Act

On March 27, 2020, the CARES Act was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating losses ("NOLs") for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. We elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020, of $900, and have remitted 50% of this amount during 2021 and the remaining 50% in 2022, respectively.

12.Fair value

The Company made recurring fair value measurements of contingent liabilities arising from the Paragon acquisition using Level 3 unobservable inputs. These liabilities were related to potential earnout payments in connection with certain growth metrics related to the financial performance of Paragon in the 12 months from April 23, 2021 through April 22, 2022 as laid out in the acquisition agreement. The contingent liability no longer exists as of December 31, 2022.

There were no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021.

The Company makes recurring fair value measurements for derivative instruments. Refer to Note 9. Derivatives for additional information. The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy. As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy as shown in the table below.

	Level 1	Level 2	Level 3
December 31, 2021
Interest rate cap agreement(a)	$—	$194	$—
Total	$—	$194	$—
December 31, 2022
Interest rate cap agreement(a)	$—	$1,599	$—
Total	$—	$1,599	$—

(a) Interest rate cap asset value is included in Other current assets on the consolidated balance sheets.

Other financial instruments not measured at fair value on the Company’s consolidated balance sheets at December 31, 2022 and 2021 include cash, trade receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the consolidated balance sheets. The Company’s debt obligations are carried at amortized cost less debt issuance costs. Amortized cost approximates fair value. Fair value has been estimated based on actual trading information, and quoted prices, provided by bond traders and would be classified as Level 2.

13.Commitments and contingencies

Liabilities under Tax Receivable Agreement

Pursuant to the Tax Receivable Agreement ("TRA"), the Company is obligated to make payments to Ultra equal to 85% of the realized tax benefits that Holdings realizes or is deemed to realize as a result of the Designated Tax Attributes. Designated Tax Attributes include (i) the tax basis increases resulting from the exchange of Holdings and GTCR/Ultra Blocker, Inc. equity interests in exchange for shares of the Company’s common stock and cash pursuant to the Fintech Merger Agreement, (ii) imputed interest deemed to be paid by the Company as a result of, and additional tax basis arising from, any payments the Company makes under the TRA, (iii) tax basis of assets immediately prior to the Fintech Transaction that are held by Holdings and its subsidiaries or GTCR/Ultra Blocker, Inc., and (iv) net operating losses and other section 163(j) carryforwards of Holdings’ subsidiaries or GTCR/Ultra Blocker, Inc. The Company is not obligated to make any payments under the TRA until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the TRA are contingent upon, among other things, generation of future taxable income over the term of the TRA. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. As of December 31, 2022, the TRA liability is $18,504 based on the amount deemed probable under ASC 450. As of December 31, 2021, the amount of the TRA liability was $19,502. The total TRA payment obligation assuming sufficient taxable income to recognize 100% of the Designated Tax Attributes was $32,147 and $32,245 as of December 31, 2022 and 2021, respectively. Payments were made of $592 pursuant to the TRA during the year ended December 31, 2022 and recorded in payment on tax receivable liability in the consolidated statement of cash flows. Both the TRA-related deferred tax assets and the Company’s obligation are estimates that are subject to change. Any changes in the fair value of the TRA liability are recorded in other income (expense) on the consolidated statements of income and comprehensive income. The Company recorded a gain of $406 for the year ended December 31, 2022 associated with the change in the TRA liability.

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

14.Related party transactions

Contributions from Ultra

In connection with the acquisition of First Billing Services ("FBS") in 2019, Ultra contributed all of its shares in Stewardship valued at $4,000 as of the acquisition date of FBS to the Company as a capital contribution. Subsequent to the acquisition of FBS, Ultra also contributed all of its acquired membership interest in FBS valued at $4,500 as of the acquisition date of FBS to the Company as a capital contribution. The Company also received cash contributions from Ultra in the amounts of $0, $0 and $12,211 for the years ended December 31, 2022, 2021 and 2020, respectively.

Receivable from affiliate

The Company, previously as a wholly-owned subsidiary of Ultra, funded certain transactions on behalf of its parent company that result in a receivable from affiliate between the two entities. In the year ended December 31, 2020, Holdings settled its receivable from affiliate balance in connection with the Fintech Transaction, which resulted in a distribution of $24,943 to Ultra. The Company had a related party receivable from affiliate balance of $0 for the years ended December 31, 2022 and December 31, 2021.

Advisory Agreement

The Company entered into an Advisory Agreement with GTCR Management XI LP, an affiliate of GTCR, on August 1, 2017 for business consulting services. In exchange for those services the Company paid GTCR Management XI LP an annual advisory fee of $1,000 payable in advance in quarterly installments. The Company recorded total charges of $0, $0, and $750 related to the Advisory Agreement in selling, general & administrative expenses on the consolidated statement of income and comprehensive income for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recorded no related party payable to GTCR on the consolidated balance sheet as of December 31, 2022, 2021, and 2020, respectively.

The Company reimburses GTCR for expenses incurred as a result of the Acquisition and for services related to the Advisory Agreement. The Company recorded no charges for expenses incurred for the years ended December 31, 2022, 2021, and 2020. The Company recorded no related party payable to GTCR on the consolidated balance sheet as of December 31, 2022, 2021, and 2020, respectively. The Advisory Agreement was terminated on October 16, 2020 in connection with the consummation of the Fintech Transaction.

Related party transactions – Antares

Antares Capital LP is an investor in GTCR, LLC and was the administrative agent and a lender under the Prior Credit Agreement. As such, Antares is considered a related party. The Company recorded interest expense of $0, $6,841, and $15,671 in expense on the consolidated statement of income and comprehensive income for the years ended December 31, 2022, 2021, and 2020 respectively, related to the Prior Credit Agreement. On June 25, 2021, the Company repaid the remaining principal and interest on the Prior Credit agreement and as such, Antares is no longer the administrative agent or a lender under the Company's current Credit Agreement. See Note 8 for further details.

15.Defined contribution plan

The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement. The Company matches 50% of employees’ contributions up to the first 7% contributed. Matching contributions made to an employee’s account are 100% vested as of the date of contribution. The 401(k) Plan employer match was $888, $819 and $721 in the years ended December 31, 2022, 2021 and 2020, respectively.

16.Segments

The Company determines its operating segments based on ASC 280, Segment Reporting. The Company reorganized its segments in 2020. Based on the manner in which the chief operating decision making group (“CODM”) manages and monitors the performance of the business in 2022, the Company currently has two operating and reportable segments: Integrated Solutions and Payment Services. All prior periods, are presented based on the current segment structure.

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

	Year Ended December 31,
	2022	2021	2020
Integrated Solutions	$181,473	$155,203	$122,324
Payment Services	101,270	94,153	83,724
Total Revenue	282,743	249,356	206,048
Integrated Solutions gross profit	90,047	81,683	65,266
Payment Services gross profit	53,944	48,428	38,663
Total segment gross profit	143,991	130,111	103,929
Selling, general & administrative expenses	(87,028)	(77,450)	(63,035)
Depreciation and amortization	(31,756)	(30,033)	(24,562)
Interest expense	(14,311)	(14,142)	(17,637)
Other income (expense)	2,702	(8,040)	1,214
Income (loss) before income taxes	$13,598	$446	$(91)

Segment assets are not included in the CODM reporting package as they are not considered as part of the CODM’s allocation of resources. The Company does not have any revenue or assets outside the United States. There were no single customers from either operating segment that represented 10% or more of the Company’s consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. There were no transactions between reportable operating segments for the years ended December 31, 2022, 2021 and 2020, respectively.

17.Subsequent events

Merger with Nuvei Corporation

On January 9, 2023, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) with Nuvei Corporation, a corporation incorporated pursuant to the laws of Canada (“Parent”), and Pinnacle Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser agreed to commence a tender offer (the “Offer”), to purchase all of the shares of common stock of the Company issued and outstanding at a price of $9.75 per share (the “Offer Price”), in cash, without interest thereon (but subject to applicable withholding). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, we will merge with and into the Purchaser, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Capital Market and the duty to file reports will be suspended under Section 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act").

On January 24, 2023, Purchaser commenced the Offer by filing with the SEC and mailing to the Company’s stockholders a Tender Offer Statement on Schedule TO. The Company concurrently filed with the SEC and mailed to stockholders a Solicitation/Recommendation Statement on Schedule 14D-9, which recommended that the Company’s stockholders tender their shares to Purchaser pursuant to the Offer. The Offer will initially remain open for a minimum of 20 business days from the date of commencement of the Offer. The Merger Agreement includes customary termination provisions for both the Company and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will pay Parent a termination fee of approximately $38 million. The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock that is not (a) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (b) held by a stockholder who is entitled to demand appraisal and who has properly and validly exercised appraisal rights in accordance with, and who has complied with, applicable law, or (c) held by Parent, Purchaser, or any other direct or indirect wholly owned subsidiary of Parent, will be thereupon converted into the right to receive cash in an amount equal to the Offer Price, on the terms and subject to the conditions set forth in the Merger Agreement. The proposed Merger is expected to close during the first quarter of 2023.

Termination Agreement with Respect to TRA

On January 8, 2023, in connection with the execution and delivery of the Merger Agreement, the Company and Ultra entered into an agreement (the “Termination Agreement”) with respect to the termination of the TRA. The Termination Agreement implements certain provisions of the TRA in connection with the occurrence of the transactions contemplated by the Merger Agreement, including the acceleration of all obligations under the TRA pursuant to its terms resulting in the payment of an early termination fee of approximately $19.5 million to Ultra.

Legal Proceedings Relating to the Offer and the Merger Agreement

In connection with the Offer and Merger Agreement, five complaints have been filed as individual actions in United States District Courts and one complaint has been filed in New York Supreme Court. Certain demand letters have also been sent to the Company by purported stockholders making similar allegations.

On January 25, 2023, Ryan O’Dell, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Paya Holdings Inc., et al., Case No. 1:23-cv-659 (the “O’Dell Complaint”). On January 31, 2023, Jordan Wilson, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Jordan Wilson v. Paya Holdings Inc., et al., Case No. 1:23-cv-790 (the “Wilson Complaint”). On January 31, 2023, Robert Wilhelm, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Wilhelm v. Paya Holdings Inc., et. al., Case No. 1:23-cv-119 (the “Wilhelm Complaint”). On February 1, 2023, Dustin Asbury, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Asbury v. Paya Holdings Inc., et. al., Case No. 1-23-cv-861 (the “Asbury Complaint”). On February 2, 2023, Jacob Wheeler, a purported stockholder of the Company, filed a complaint in the United States District Court for the Southern District of New York, captioned Wheeler v. Paya Holdings Inc., et. al., Case No. 1:23-cv-892 (the “Wheeler Complaint” and together with the O’Dell Complaint, the Wilson Complaint, the Wilhelm Complaint and the Asbury Complaint, the “Complaints”).

The Complaints allege, among other things, that the defendants (the Company and the Company’s Board of Directors) violated Sections 14(d), 14(e) and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder by omitting and/or misrepresenting certain material facts relating to the transactions contemplated by the Merger Agreement from the Schedule 14D-9 filed by the Company on January 24, 2023. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger, (ii) recission of the Merger Agreement or rescissory damages, (iii) other damages purportedly incurred on account of the alleged omissions or misstatements, and (iv) an award of plaintiff’s costs and disbursements of the action, including attorneys’ and expert fees and expenses.

On January 31, 2023, Brian Levy, a purported stockholder of the Company, filed a complaint in the Supreme Court of the State of New York for Nassau County, captioned Brian Levy v. Debora Boyda, et al., Index No. 601850/2023 (the “Levy Complaint”). The Levy Complaint alleges, among other things, that the defendants (the Company, the Company’s Board of Directors, and Nuvei Corporation) violated Section 10-5-50 of the Georgia Uniform Securities Act of 2008 and/or negligently and fraudulently misrepresented and concealed certain material facts related to the transactions contemplated by the Merger Agreement under New York common law. The Levy Complaint seeks, among other relief, (i) a declaration that the Company and the Company’s Board of Directors violated Section 10-5-50 of the Georgia Uniform Securities Act of 2008, (ii) a declaration that defendants negligently and fraudulently misrepresented, concealed and omitted material facts related to the Merger, (iii) injunctive relief preventing the consummation of the Merger, and (iv) an award of interest, attorney’s fees, expert fees and other costs.

The outcome of the matters described above cannot be predicted with certainty. However, the Company believes that the allegations in the Complaints, the Levy Complaint and the demand letters are without merit. Additional complaints or demand letters may be filed against or received by the Company, the Company’s Board of Directors, Nuvei Corporation and/or Purchaser in connection with the Merger Agreement and the proposed Merger, the Schedule TO and the Schedule 14D-9.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control over Financial Reporting

In 2022, based on our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, as previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K, management, in connection with our independent auditors, identified a material weakness in our controls related to the operating effectiveness of the review of the annual income tax provision prepared by a third-party firm, specifically the valuation allowance related to deferred tax assets. This impacted the timing of realization of a deferred tax asset, while the total projected deferred tax benefit remained unchanged.

To remediate this material weakness, management refined the scope of the Company's external tax advisors to provide advice related to complex or unusual items and enhanced the design and precision of the Company's controls related to the income tax provision calculations and documentation, including controls related to the valuation allowance assessment.

Management is satisfied that these remediation activities are sufficient to conclude there is effective operation of controls over the completeness and accuracy over the annual income tax provision and the valuation allowance as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executives, Officers and Corporate Governance

Directors

Our business and affairs are managed under the direction of our Board, which is composed of ten directors. Our certificate of incorporation (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board. Our Certificate also provides that our Board will be divided into three classes of directors, with the classes as nearly equal in number as possible. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the director class, name, age as of February 17, 2023, and other information for each member of our Board:

Name	Class	Age	Position	Director Since	Current Term Expires
Debora Boyda	II	59	Director	2022	2025
Oni Chukwu	I	65	Director	2021	2024
Aaron D. Cohen	III	46	Chair of the Board	2020	2023
Michael J. Gordon	III	53	Director	2020	2023
Jeffrey Hack	II	57	Chief Executive Officer and Director	2020	2025
Kalen James (KJ) McConnell	II	37	Director	2020	2025
Collin E. Roche	III	51	Director	2020	2023
Sid Singh	I	45	Director	2021	2024
Anna May Trala	I	56	Director	2020	2024
Stuart Yarbrough	I	72	Director	2020	2024

Debora Boyda
Ms. Boyda has been our director since May 2022. Since 2016, Ms. Boyda has served as a board director for Wells Enterprises where she serves on the Nominating and Audit Committees, and is the Chair of the Compensation and Talent Management Committee. Since 2016, Ms. Boyda has also served as a board director for The Chicago Network, a non-profit organization dedicated to the mission of empowering women in leadership. Since 2021, Ms. Boyda has served as a board director for Trustmark Benefits, where she also serves on both the Audit and Compensation Committees. From May 2018 to April 2021, Ms. Boyda was the Chief Executive Officer of Isobar, a member of the Dentsu International network. During her time at Isobar, Mr. Boyda served on Dentsu’s North American Executive Leadership team. Prior to joining Isobar, Ms. Boyda was the President of Sapient/Razorfish from September 2014 to May 2018. Ms. Boyda received an MSA in Integrated Marketing from Northwestern University, and a Bachelor of Arts in English from Harvard University.

Oni Chukwu
Mr. Chukwu has been our director since April 2021. Mr. Chukwu served as Chair of the board of directors of Exago Inc. from 2016 until its sale to Insight Software in October 2021, and has served as a director on the board of Invatron Systems Corp. since July 2020. Most recently, Mr. Chukwu became a director of Pole Star Space Applications Limited in April 2021, and of Opus Agency in January 2021. From 2013 to 2020, Mr. Chukwu was the Chief Executive Officer of Aventri, a cloud-based enterprise Event Management Software. Mr. Chukwu also served for six months as the Executive Chairman of Aventri’s board of directors following its acquisition by HGGC, LLC. Prior to his time with Aventri, Mr. Chukwu was an Executive Vice President and the Chief Financial Officer of Triple Point Technology, an enterprise software company, from 2006 to 2013. In addition, Mr. Chukwu served as the Chief Financial Officer of Healthcare Software Synergies before it was acquired by United Healthcare, and at LexBridge Corporation, before it was acquired by PKS. Mr. Chukwu attended the University of New Haven, where he earned an MBA and received an honorary Ph.D. in Business Administration.

Aaron D. Cohen, Chair.
Mr. Cohen has been our director since October 2020. Mr. Cohen joined GTCR in 2003 and currently serves as a Managing Director of the firm and head of the Financial Services & Technology group. He previously worked at Hicks, Muse, Tate & Furst and in the Mergers & Acquisitions group of Salomon Smith Barney. He holds a bachelor’s degree in accountancy with high honors from the University of Illinois at Urbana — Champaign. Mr. Cohen is a Certified Public Accountant. Mr. Cohen previously played an instrumental role in GTCR’s investments in Prestige Brands, a publicly-listed company.

Michael J. Gordon
Mr. Gordon has been our director since October 2020. Mr. Gordon has served as the Chairman and Chief Executive Officer of Aris Global since April 2022. Mr. Gordon previously served as the Chief Executive Officer of Altus Group from September 2020 to April 2022, at which time he assumed the role as Chief Executive Officer at Aris Global. Prior to that, Mr. Gordon was the Chief Executive Officer of Callcredit Information Group from 2014 to 2019. Mr. Gordon has also actively worked as a non-executive director on several companies in the United States and United Kingdom, including Constructionline, Zoopla/Hometrack and FinTech. Prior to joining Callcredit Mr. Gordon spent nine years in a range of senior leadership roles at FICO (NYSE: FICO) joining in 2005 as Vice President — Global Insurance Industry Lead and was promoted to additional positions including FICO’s Vice President and Managing Director for EMEA and Executive Vice President of Sales, Services and Marketing. Prior to joining FICO in 2005, Mr. Gordon spent more than 13 years in the financial services industry. As a vice president at Capgemini (formerly Ernst & Young Consulting LLP), Mr. Gordon provided strategic and operational solutions to banking and insurance providers, and he led the Insurance Centre of Excellence and Solutions. Mr. Gordon has a BS in Industrial Engineering/Operations Research from Northwestern University and an MBA in Finance and Business Economics from The University of Chicago Graduate School of Business.

Jeffrey Hack
Mr. Hack has served as our Chief Executive Officer and a director since November 2018. Mr. Hack is an experienced executive who has spent his career building successful technology-centric financial services businesses. He brought his passion for leveraging innovative technology to deliver a world-class partner and customer experience to us when he joined as Chief Executive Officer. Under his leadership the rebranded company, which brings more than 20 years of tenured customers, quickly accelerated its technology and product roadmaps, enhanced its client implementation scale, integrated the acquisitions of First Billing, Stewardship, The Payment Group, Paragon and VelocIT, and expanded its sales and go to market strategy with a focus on serving software providers with flexible and custom integrated payment solutions. Under Mr. Hack’s leadership, the Company has experienced solid top and bottom-line growth. Mr. Hack led our business combination (the "Business Combination") with Fintech and Nasdaq listing in October 2020 as well as an equity raise and debt refinancing in 2021.

From February 2017 to October 2018, Mr. Hack was an advisor and investor in financial technology and data/analytics companies. From June 2017 to October 2018, Mr. Hack was a Board Member of Boost Payment Solutions, a global provider of B2B payment technologies. From September 2013 to January 2017, Mr. Hack was an Executive Vice President and Management Committee Member at First Data Corporation, a global provider of payments technology and the largest US merchant processor. Mr. Hack was an integral part of the leadership team that transformed First Data, leading to a successful IPO. During his tenure, he held various leadership roles at the firm, including serving as Chief Operating Officer of Global Business Solutions, First Data’s largest division. At First Data, Mr. Hack led the commercialization of integrated payments and software solutions to SMB clients, resulting in increased sales and retention.
Prior to First Data, Mr. Hack was Chief Operating Officer at Morgan Stanley Smith Barney from 2011 to 2013, where he was part of the new management team that led the successful integration of Smith Barney into Morgan Stanley following its acquisition from Citigroup. Prior to joining Morgan Stanley, Mr. Hack spent seven years at J.P. Morgan Chase in a variety of leadership roles as Executive Vice President and Managing Director. Among his responsibilities were leading Corporate Strategy and serving as Chief Operating Officer of J.P. Morgan’s Treasury and Securities Services businesses.

Earlier in his career, Mr. Hack spent 10 years at Smith Barney in leadership positions in product management, strategy, and finance. He served as Smith Barney’s Chief Operating Officer and Chief Financial Officer from 2000 to 2004. He previously worked at McKinsey & Company as Engagement Manager advising major financial services companies from 1991 to 1994. Mr. Hack received his MBA from Harvard Business School and a Bachelor of Science degree in Economics from The Wharton School at the University of Pennsylvania.

KJ McConnell
Mr. McConnell has been our director since October 2020. Mr. McConnell joined GTCR in 2014 and is currently a Managing Director at the firm. Prior to joining GTCR, Mr. McConnell worked as an Associate at TPG Capital and as an Analyst in the Financial Institutions group at Goldman Sachs. He holds an MBA from Harvard Business School, where he was a Baker Scholar, and a bachelor’s degree in finance with highest honors from the Indiana University Kelley School of Business.

Collin E. Roche
Mr. Roche has been our director since October 2020. Mr. Roche has been with GTCR since 1996 and currently serves as a Co-CEO and Managing Director of the firm. Prior to joining GTCR, Mr. Roche was an Associate at EVEREN Securities in Chicago and an Analyst with Goldman, Sachs & Company in New York. He holds an MBA from Harvard Business School, where he was a Baker Scholar and Henry Ford II Scholar, and a bachelor’s degree in political economy with honors from Williams College. Mr. Roche was previously head of the Financial Services & Technology group at GTCR. Mr. Roche was previously a director of GTCR public company investments including PrivateBancorp, Syniverse, Transaction Network Services and VeriFone.

Sid Singh
Mr. Singh has been our director since September 2021. Mr. Singh has served as President, United States Information Solutions at Equifax (NYSE: EFX) since February 2019 and intends to step down from such position on March 1, 2023. Mr. Singh’s prior roles included Group President, Integrated Solutions and Vertical Markets at Global Payments (NYSE: GPN), where he led the multi-year strategy and growth of the integrated and software-led payments business. Mr. Singh currently serves on the board of Vantage Score LLC, a joint venture between Equifax, Experian and Transunion and previously served on the board of a joint venture between La Caixa and Global Payments in Spain. Mr. Singh also co-founded RKM Educational & Charitable Trust, a non-profit organization which provides scholarships to economically challenged students in India, runs a physiotherapy center for the elderly and provides vocational training for women. Mr. Singh holds an MBA from the Institute of Management Technology and a bachelor’s degree in mechanical engineering from Punjab Technical University.

Anna May Trala
Ms. Trala has been our director since October 2020. Ms. Trala has served as GTCR’s Chief Financial Officer since 2003 and currently serves as a Managing Director of the firm, leading its finance, treasury, tax, portfolio valuation, investor reporting and technology functions. Prior to joining GTCR, Ms. Trala was a partner in the Transaction Advisory Services group at Ernst & Young LLP advising the private equity industry in merger, acquisition and divestiture processes primarily in the healthcare, TMT, financial services and growth business services sectors. While at Ernst & Young LLP, Ms. Trala was involved in more than 100 transactions. Ms. Trala also led the TAS human capital initiatives for the Midwest region. She holds a Bachelor of Science in accounting from Goldey Beacom College and is a CPA.

Stuart Yarbrough
Mr. Yarbrough has been our director since October 2020. Mr. Yarbrough’s professional experience includes over 20 years in public accounting, primarily with Ernst & Young and BDO Seidman, LLP. Since June 2008, Mr. Yarbrough has been a private investor. Mr. Yarbrough was a principal at CrossHill Financial Group Inc., a company he co-founded, which provided investment banking services and venture debt financing to growth companies. Mr. Yarbrough previously served on the board of directors of Solera Holdings, Inc., Cision Ltd. and DigitalNet Holdings, Inc., as well as several other public companies. Mr. Yarbrough has a bachelor’s degree in management sciences from Duke University.

Executive Officers

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as executive officers of the Company as of February 17, 2023.

Name	Age	Position
Jeffrey Hack	57	Chief Executive Officer
Glenn Renzulli	44	Chief Financial Officer
Benjamin Weiner	33	Executive Vice President, Head of B2B and Government
Balaji Devarasetty	48	Chief Information Officer
Melinda Doster	55	General Counsel and Secretary

Jeffrey Hack is our Chief Executive Officer. His biography can be found above under “—Directors.”

Glenn Renzulli. Mr. Renzulli has served as our Chief Financial Officer since January 2019. Mr. Renzulli has experience in scaling and expediting growth in software and service businesses. As Paya’s Chief Financial Officer, he leads financial reporting, accounting, investor relations, corporate development and risk functions. Mr. Renzulli has decades of experience managing all aspects of finance teams, including financial planning and analysis, cash management, corporate development, and investor and lender relations. Prior to joining the Company, Mr. Renzulli served as CFO of Opus Global, a compliance and risk management SaaS company and GTCR portfolio company, from June 2017 to January 2019. From May 2016 to June 2017, he was Chief Financial Officer for PeopleAdmin, a talent management SaaS provider serving the Education and Government sectors. From October 2015 to May 2016, he was the Chief Financial Officer of TeacherMatch, a human capital SaaS provider which was purchased by PeopleAdmin. Prior to those roles, he was the Chief Financial Officer of TCS Education System. He holds a Bachelor of Science degree in Finance from Fairfield University and is a graduate of GE’s Financial Management Program (FMP).

Benjamin Weiner. Mr. Weiner has served as our Executive Vice President, Head of B2B and Government since September 2022. Prior thereto, he served as our Chief Strategy Officer since November 2020 and had held various other management positions at the Company since August 2017. Mr. Weiner is responsible for sales and customer success, marketing, product and overall business strategy and execution. Mr. Weiner previously worked at GTCR evaluating investment opportunities across the payments space. He holds a Bachelor of Business Administration degree from the Ross School of Business at the University of Michigan.

Balaji Devarasetty. Balaji Devarasetty has served as our Chief Information Officer since April 2022 and served as our Chief Technology Officer since October 2021. Mr. Devarasetty has more than 20 years of experience leading high-growth financial technology and integrated payments teams. Prior to joining the Company, from September 2018 to October 2021 he served as Head of Technology for Bakkt and was a founding executive. From April 2016 to August 2018, Mr. Devarasetty was the Chief Technology Officer for Integrated Payments at Vantiv. He holds a Bachelor of Chemical Engineering from Sri Venkateshwara University, a MS in Nonlinear Dynamics and Controls from The University of Akron, and an MBA from the Weatherhead School of Management at Case Western Reserve University.

Melinda Doster. Ms. Doster has served as our General Counsel and Secretary since December 2020. Ms. Doster has broad expertise in payments and financial services, a commercial mindset and a track-record of building high-performing teams through talent management and professional development. Before joining Paya, Ms. Doster was Chief Counsel of Elavon and Deputy General Counsel of Payment Services at U.S. Bank during her over 20 years with the company. Ms. Doster started her career as a litigator with Long Aldridge & Norman (now Dentons) following a clerkship with the U.S. District Court for the Northern District of Georgia. Ms. Doster holds a Juris Doctor from Vanderbilt University School of Law and a Bachelor of Arts degree from Duke University.

Board Meetings and Committees

Our Board has an Audit and Risk Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. For the year ended December 31, 2022, our Board held four regular meetings. During 2022, the Audit and Risk Committee held four regular meetings, the Compensation Committee held four regular meetings and the Nominating and Corporate Governance Committee held three regular meetings. Directors are expected to attend the annual meeting of shareholders and all or substantially all of the Board meetings and meetings of committees on which they serve. In 2022, each director attended at least 75% of the meetings of the Board during such director’s tenure and the total number of meetings held by any of the committees of the Board on which the director served. In 2022, all directors attended the 2022 Annual Meeting of Shareholders.

The composition, duties and responsibilities of the standing committees of the Board are as set forth below. Each of the committees is subject to a written charter, which is available at our corporate website at https://investors.paya.com. Our website is not part of this Annual Report. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Board Member	Audit and Risk Committee	Compensation Committee	Nominating and Corporate Governance Committee
Debora Boyda		X
Oni Chukwu	X	X	X (Chair)
Aaron Cohen (Chair)		X
Michael J. Gordon		X (Chair)	X
Jeffrey Hack
KJ McConnell		X	X
Collin Roche
Sid Singh	X
Ana May Trala			X
Stuart Yarbrough *	X (Chair)
*Our Board has determined that Mr. Yarbrough qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Audit and Risk Committee

The Audit and Risk Committee is responsible for, among other matters:

1.appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
2.pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
3.reviewing our policies on risk assessment and risk management;
4.reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
5.reviewing the adequacy of our internal control over financial reporting;
6.establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
7.recommending, based upon the Audit and Risk Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

8.monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
9.preparing the Audit and Risk Committee report required by the rules of the SEC to be included in our annual proxy statement;
10.reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and
11.reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

1.annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;
2.evaluating the performance of our chief executive officer in light of such corporate goals and objectives and recommending to the Board the compensation of our chief executive officer;
3.reviewing and approving the compensation of our other executive officers;
4.appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
5.conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;
6.annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of the Nasdaq;
7.reviewing and establishing our overall management compensation, philosophy and policy;
8.overseeing and administering our compensation and similar plans;
9.reviewing and making recommendations to our Board with respect to director compensation; and
10.reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other matters:

1.developing and recommending to our Board criteria for board and committee membership;
2.subject to the rights of GTCR under the Director Nomination Agreement, identifying and recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees;
3.developing and recommending to our Board best practices and corporate governance principles;
4.developing and recommending to our Board a set of corporate governance guidelines;
5.reviewing and monitoring the development and implementation of the goals the Company may establish from time to time with respect to its environmental, social and governance (“ESG”) and sustainability matters, and provide guidance to the Board on such matters;
6.reviewing the Company’s policies, programs and initiatives for employee diversity and inclusion and provide guidance to the Board on diversity matters; and

7.reviewing and recommending to our Board the functions, duties and compositions of the committees of our Board.

Code of Ethics

We maintain a Code of Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our Code of Ethics is available on our website at https://investors.paya.com. We intend to disclose any amendments to the Code, or any waivers of its requirements, on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock to file certain reports with the SEC concerning their beneficial ownership of our common stock. Based solely on our review of the Section 16(a) reports filed electronically with the SEC and our knowledge of certain transactions with directors and executive officers, we believe that all reporting persons were in compliance with all Section 16(a) filing requirements with respect to the year ended December 31, 2022, except that one Form 4 report relating to the withholding of shares of common stock by the Company upon the vesting of an award of restricted stock units and another Form 4 report relating to an award of restricted stock units granted to Mr. Devarasetty, were inadvertently filed after the due date.

Item 11. Executive Compensation

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our named executive officers (“Named Executive Officers”). For fiscal year 2022, our Named Executive Officers, were:

•Jeffrey Hack, Chief Executive Officer;
•Glenn Renzulli, Chief Financial Officer;
•Balaji Devarasetty, Chief Information Officer;
•Benjamin Weiner, Executive Vice President, Head of B2B & Government;
•Melinda Doster, General Counsel and Corporate Secretary; and
•Michele Shepard, Former Chief Commercial Officer.

Compensation Philosophy and Objectives

Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. We strive to provide an executive compensation program that is competitive, rewards achievement of our business objectives, and aligns the interests of our executive officers, including our Named Executive Officers, with those of our shareholders. Consistent with this philosophy, we have structured our executive compensation program to achieve the following primary objectives:

•provide market total competitive compensation opportunities and benefit levels that will attract, motivate, reward, and retain a highly talented team of executive officers within the context of responsible cost management that is internally consistent and fair;
•establish a direct link between our financial and operational results and strategic objectives and the compensation of our executive officers; and
•align the interests and objectives of our executive officers with those of our shareholders by linking their long-term incentive compensation opportunities to shareholder value creation and their cash incentives to our annual performance.

Our executive compensation program is designed to recruit and retain as executive officers individuals with the highest capacity to develop, grow, and manage our business, and to align their compensation with our short-term and long-term goals. To do this, our executive compensation program is made up of the following primary elements: base salary, an annual cash bonus opportunity, a long-term incentive compensation opportunity, and health and welfare benefits.

Our executive compensation program rewards team accomplishments while promoting individual accountability and depends on Company results and individual accomplishments. A portion of total compensation is placed at risk through annual performance bonuses and long-term incentives. As shown in the Summary Compensation Table, in 2022, the annual performance bonuses represented between 14% to 20% of the total compensation for our Named Executive Officers. The combination of incentives is designed to balance annual operating objectives and Company earnings performance with longer-term shareholder value creation.

We seek to provide competitive compensation that is commensurate with performance. While we do not target a specific percentile of the market, we calibrate both annual and long-term incentive opportunities to generate awards with a decreased value when goals are not fully achieved and awards with an increased value when goals are exceeded. Compensation amounts historically have been highly individualized, resulted from arm’s length negotiations and have been based on a variety of informal factors including, in addition to the factors listed above, our financial condition and available resources, our need for that particular position to be filled and the compensation levels of our other executive officers, each as of the time of the applicable compensation decision. To help ensure we provide our Named Executive Officers with fair and market-competitive compensation and to support retention of our key leaders, we annually review the compensation we offer our executives against the executives within our peer group of companies. Our peer group is regularly reviewed by the Compensation Committee with consideration given to the advice of our independent compensation consultant. The peer group for 2022 is set forth below:
•Agilysys
•Alkami Technology
•BTRS Holdings
•Cantaloupe
•Cass Information Systems
•EverCommerce
•EVERTEC
•EVO Payments
•i3 Verticals
•Intapp
•International Money Express
•Mitek Systems
•Paymentus Holdings
•Payoneer Global
•Phreesia
•PROS Holdings
•Pushpay Holdings
•Repay Holdings
•Rimini Street
•SecureWorks
•Shift4 Payments
•SPS Commerce
•Verra Mobility
•Zuora.

Compensation-Setting Process

Role of the Compensation Committee

Our Board has appointed the Compensation Committee, which consists of Messrs. Chukwu, Cohen, Gordon, and McConnell and Ms. Boyda to discharge its responsibilities relating to compensation matters, including the design and administration of our executive compensation program. Our Board believes that each member of the Compensation Committee is an “independent” director as defined by the Nasdaq listing standards. The Compensation Committee has overall responsibility for evaluating and recommending compensation programs, policies, and practices, and determining the compensation and benefits of our executive officers, including our Named Executive Officers.

Each year, the Compensation Committee conducts an annual review of the compensation arrangements of our executive officers, including our Named Executive Officers, typically during the first quarter of the fiscal year. The Compensation Committee does not establish a specific target for formulating the target total direct compensation opportunities of our executive officers. The members of the Compensation Committee consider various information, including a competitive market analysis based on our peer group performed by its compensation consultant, each executive officer’s performance against the financial, operational, and strategic objectives established by the Compensation Committee and our Board, and the recommendations of our CEO (except with respect to his own compensation) in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer and business judgment in making their compensation decisions.

Role of the Chief Executive Officer

In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters. The Compensation Committee solicits and reviews the recommendations of our CEO with respect to each individual compensation element and target total direct compensation for each of our executive officers based on his evaluation of their performance for the prior year. The Compensation Committee reviews and discusses these recommendations with our CEO and considers them as one factor in determining and approving the compensation of our executive officers. Our CEO attends meetings of the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation. The Compensation Committee also will annually analyze our Chief Executive Officer’s performance and determine his base salary, cash performance awards and grants of long-term equity incentive awards based on its assessment of his performance with input from its compensation consultant.

Role of Compensation Consultant

The Compensation Committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review, including the authority to approve the compensation consultant’s reasonable fees and other retention terms. The compensation consultant reports directly to the Compensation Committee and its chair, and serves at the discretion of the Compensation Committee, which reviews the engagement annually.

In 2022, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation consultant to advise on executive compensation matters. The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. Based on this evaluation, as well as consideration of the factors affecting independence set forth in Rule 10C-1(b)(4) of the Exchange Act, Rule 5605(d)(3)(D) of the Nasdaq listing standards and such other factors as it deemed relevant, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.

Compensation Elements

As previously noted, the primary elements of our executive compensation program consist of base salary, an annual cash bonus opportunity, long-term incentive compensation opportunity, and health and welfare benefits. The Compensation Committee attempts to structure the target total direct compensation of our executive officers, including our Named Executive Officers, to provide a guaranteed amount of cash compensation in the form of competitive base salaries, while also providing a meaningful amount of annual cash compensation that is at risk and dependent on our performance and individual performances of the executive officers, in the form of our annual bonus plan. The Compensation Committee also seeks to provide a portion of the target total direct compensation of our executive officers in the form of equity awards in order to align their long-term interests with those of our shareholders.

Pay Mix

We utilize the particular elements of compensation described above and below because we believe that it provides a well-proportioned mix of fixed compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this approach, we provide the executive a measure of security in the minimum expected level of compensation, while motivating the executive to focus on business metrics that will produce a high level of short-term and long-term performance for the Company and long-term wealth creation for the executive, as well as reducing the risk of recruitment of top executive talent by competitors. The mix of metrics used for our annual performance bonus and long-term incentive program likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance.

For key executives, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives). Maintaining this pay mix results fundamentally in a pay-for-performance orientation for our executives, which is aligned with our stated compensation philosophy of providing compensation commensurate with performance.

Base Salary

Base salary represents the fixed portion of the compensation of our Named Executive Officers. Generally, we use base salary to provide each Named Executive Officer with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in our best interests. The Compensation Committee reviews the base salaries of our Named Executive Officers each year as part of its annual review of our executive compensation program, considering a competitive market analysis performed by its compensation consultant, each Named Executive Officer’s level of responsibilities, past performance, and expected future contributions, and the recommendations of our CEO (except with respect to his own base salary) and makes adjustments as it determines to be reasonable and necessary. In 2022, annualized base salary amounts for our Named Executive Officers were as follows: $500,000 for Mr. Hack, $400,000 for Mr. Renzulli, $350,000 for Mr. Devarasetty, $300,000 for Mr. Weiner, and $280,000 for Ms. Doster.

Annual Cash Bonus

In order to incentivize and reward our executive officers, including our Named Executive Officers, for their contributions to our business success, they are eligible to receive an annual cash bonus based on our actual achievement of one or more financial, operational, and/or strategic performance objectives established by our Board at the beginning of the year and an evaluation of their individual performance. Each Named Executive Officer’s target annual cash bonus opportunity (expressed as a percentage of base salary) is set forth in his or her employment agreement. For 2022, the target annual cash bonus opportunity of our Named Executive Officers, expressed as a percentage of the Named Executive Officer’s annual base salary, were as follows: 100% for Mr. Hack, 75% for Mr. Renzulli, 60% for Mr. Devarasetty, 67% for Mr. Weiner, and 50% for Ms. Doster.

Although we have not adopted a formal bonus plan, our Board generally selects the performance measures and related target levels for the target annual cash bonus opportunities at the beginning of the year. Our Board selected revenue and adjusted EBITDA as the corporate performance measures for 2022. For purposes of the annual bonuses, “adjusted EBITDA” is calculated as earnings before interest and other expense, income taxes, depreciation, and amortization, or EBITDA, adjusted to exclude certain non-cash items and other non-recurring items that the Company believes are not indicative of ongoing operations.

After evaluating the Company’s financial performance, specifically the selected performance measures, as well as the individual performance of our executive officers and their respective contributions to these results, the Compensation Committee determined to pay our Named Executive Officers 98% of their target annual cash bonus opportunities for 2022, which resulted in the following payments: $492,088 for Mr. Hack, $295,262 for Mr. Renzulli, $206,682 for Mr. Devarasetty, $197,822 for Mr. Weiner, and $137,792 for Ms. Doster.

Long-term Equity Incentives

We use equity awards granted under the Paya Holdings Inc. 2020 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to incentivize and reward our executive officers, including our Named Executive Officers, for long-term corporate performance based on the value of our common stock and, thereby, to align their interests with the interests of our shareholders. Equity awards also help us retain our executive officers in a highly competitive market. Each of our Named Executive Officers is eligible to participate in the Omnibus Incentive Plan. The Omnibus Incentive Plan allows for the grant of stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards (such as RSUs) and cash-based awards. The Compensation Committee determines the size and vesting terms of all awards made under the Omnibus Incentive Plan, and recommends the terms to the Board for approval. The Compensation Committee administers all other aspects of the Omnibus Incentive Plan.

The Compensation Committee reviews the outstanding equity holdings of our executive officers each year as part of its annual review of our executive compensation program, considering a competitive market analysis performed by Compensia, each executive officer’s level of responsibilities, past performance, and expected future contributions, and the recommendations of our CEO (except with respect to his own base salary) and makes decisions as to whether to grant equity awards to our executive officers.

In fiscal year 2022, we granted restricted stock units and stock options under the Omnibus Incentive Plan to our Named Executive Officers that vest on the first three anniversaries of the grant date and on the first five anniversaries of the grant date, respectively, in each case subject to continued employment.

Messrs. Hack, Renzulli and Weiner also hold Incentive Units, which are further described in “Equity Incentive Awards—Incentive Units” below.

Health and Welfare Benefits

Our executive officers, including our Named Executive Officers, are eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all other full-time employees. These benefits include medical, dental, and vision insurance, an employee assistance program, health and dependent care flexible spending accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, commuter benefits, and reimbursement for mobile phone coverage.

We also maintain a tax-qualified retirement plan that provides all full-time employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan (the “401(k) Plan”), participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the 401(k) Plan subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employee elective deferrals are 100% vested at all times. The 401(k) Plan requires the Company to make matching contributions equal to 50% of a participant’s elective deferrals each year, up to 7% of compensation contributed by the participant to the 401(k) Plan, subject to applicable limits under the Internal Revenue Code and 401(k) Plan. These matching contributions are immediately 100% vested. We may also make discretionary contributions to the

401(k) Plan. We did not make any discretionary contributions to the 401(k) Plan with respect to our Named Executive Officers in 2022.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Employment Agreements and Severance Benefits

We believe that a strong, experienced management team is essential to the best interests of the Company and our shareholders. We have entered into employment agreements with the Named Executive Officers in order to minimize employment security concerns and distractions. These benefits, which are payable only if the executive is terminated by the Company without cause or the executive resigns for good reason, are described and quantified in the section captioned “Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Risk Mitigation

The Company has determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to shareholders. The combination of performance measures for annual bonuses and the equity compensation programs, share ownership and retention guidelines for executive officers, as well as the multiyear vesting schedules for equity awards encourage employees to maintain both a short and a long-term view with respect to Company performance.

Tax and Accounting Considerations

The Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, compensation paid to our “covered employees” (which include our Chief Executive Officer, Chief Financial Officer, and certain other current and former Named Executive Officers) will not be deductible to the extent it exceeds $1 million. In 2022, the Compensation Committee considered the potential future effects of Section 162(m) when determining the compensation of our Named Executive Officers and is expected to consider the potential future effects of Section 162(m) when determining future Named Executive Officer compensation. However, the Compensation Committee has not adopted a policy that all compensation paid to covered employee must be deductible and reserves the right to pay compensation that is not deductible if it determines such payments to be in the best interests of the Company and our shareholders.

Accounting for Stock-Based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC Topic 718, the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule).

Section 280G of the Internal Revenue Code

Section 280G of the Code disallows a tax deduction with respect to “excess parachute payments” to certain executive officers of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax penalty on the individual receiving the “excess parachute payment.” Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans or programs and other equity-based compensation. “Excess parachute payments” are parachute payments that excess a threshold determined under Section 280G of the Internal Revenue Code based on an executive officer’s prior compensation. In approving compensation arrangements for our Named Executive Officers in the future, we expect that the Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 280G of the Code. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility of Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent. We do not provide for excise tax gross-ups to our executive officers and do not expect to do so in the future.

Shareholder Say-on-Pay and Say-on Frequency Vote

We also consider the advisory “say-on-pay” vote in evaluating the design of our executive compensation and the compensation decisions for each of the Named Executive Officers. In May 2022, we held a shareholder advisory vote on the compensation of our Named Executive Officers. Approximately 99% of the votes cast approved the compensation of our Named Executive Officers. At our annual meeting of stockholders held on May 31, 2022, our shareholders recommended, and the Board determined, that the shareholder vote on the compensation of our Named Executive Officers would occur every year.

2022 Summary Compensation Table

The following table summarizes the compensation paid to, awarded to, or earned by the Named Executive Officers for our last three most recently completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey Hack	2022	500,000	—	765,030	1,234,956	492,088	10,250	3,002,324
Chief Executive Officer	2021	500,000	—	—	—	500,000	9,750	1,009,750
	2020	500,000	—	—	—	275,000	9,750	784,750
Glenn Renzulli	2022	400,000	—	420,767	679,226	295,262	9,139	1,804,394
Chief Financial Officer (5)
Balaji Devarasetty	2022	350,000	—	780,600	49,392	206,682	10,250	1,396,924
Chief Information Officer (5)
Benjamin Weiner	2022	300,000	—	391,263	509,102	197,822	10,250	1,408,437
Executive Vice President, Head of B2B and Government (5)	2021	280,000	—	1,289,036	—	168,000	9,750	1,746,786
	2020	275,401	1,500,000	—	—	93,000	9,751	1,878,152
Melinda Doster	2022	280,000	—	95,626	154,365	137,792	10,250	678,033
General Counsel and Secretary (5)
Michele Shepard	2022	330,187	—	47,811	77,179	—	117,992	573,169
Former Chief Revenue Officer (6)	2021	83,077	250,000	2,393,700	1,229,124	—	2,000	3,957,901
(1)Amounts reported for 2022 reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the RSUs granted pursuant to the Omnibus Incentive Plan. For more information on the RSUs, see “—Equity Incentive Awards” and the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 10 to our consolidated financial statements included herein.

(2)Amounts reported for 2022 reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock options granted pursuant to the Omnibus Incentive Plan. For more information on the stock options, see “—Equity Incentive Awards” and the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below.
(3)Amounts represent the annual bonus earned by each of our Named Executive Officers pursuant to their respective employment agreements based on the achievement of the applicable performance conditions.
(4)Amounts represent (i) the amount of matching contributions under our 401(k) plan, and (ii) with respect to Ms. Shepard for 2022, $116,667 in severance payments and $1,325 in matching contributions under our 401(k) plan.
(5)Messrs. Renzulli and Devarasetty and Ms. Doster were not Named Executive Officers for the fiscal years ended December 31, 2020 or December 31, 2021.
(6)Ms. Shepard departed her role as Chief Commercial Officer of the Company, effective September 25, 2022, and remained employed by the Company in a non-executive role to facilitate a transition of her duties through October 7, 2022

2022 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2022 with respect to our Named Executive Officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards ($)			All Other Stock Awards Number of Shares of Stock or Units(1)	All Other Option Awards Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards ($)(3)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Jeffrey Hack	—	—	500,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	149,420	—	—	765,030
	3/16/22	—	—	—	—	—	—	—	448,260	5.12	1,234,956
Glenn Renzulli	—	—	300,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	82,181	—	—	420,767
	3/16/22	—	—	—	—	—	—	—	246,543	5.12	679,226
Balaji Devarasetty	—	—	210,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	5,976	—	—	30,597
	3/16/22	—	—	—	—	—	—	—	17,928	5.12	49,393
	11/10/22	—	—	—	—	—	—	90,580	—	—	750,002
Benjamin Weiner	—	—	201,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	37,355	—	—	191,258
	3/16/22	—	—	—	—	—	—	—	112,065	5.12	308,739
	8/9/22	—	—	—	—	—	—	—	51,640	7.25	200,363
	8/9/22	—	—	—	—	—	—	27,587	—	—	200,006
Melinda Doster	—	—	140,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	18,677	—	—	95,626
	3/16/22	—	—	—	—	—	—	—	56,031	5.12	154,365
Michele Shepard	—	—	400,000	—	—	—	—	—	—	—	—
	3/16/22	—	—	—	—	—	—	9,338	—	—	47,811
	3/16/22	—	—	—	—	—	—	—	28,014	5.12	77,179
(1)Represents RSUs granted to our Named Executive Officers that vest in equal installments on the first three anniversaries of the grant date.
(2)Represents stock options granted to our Named Executive Officers that vest in equal installments on the first five anniversaries of the grant date.
(3)Represents the closing stock price as of the date of grant.

Employment Agreements

We have entered into employment agreements with each of Messrs. Hack, Renzulli, Devarasetty and Weiner and Mses. Doster and Shepard that provide for annual base salary, target bonus opportunity, and eligibility to participate in our benefit plans generally.

Base Salaries: Messrs. Hack, Renzulli, Devarasetty and Weiner and Mses. Doster and Shepard’s annualized base salaries for the 2022 fiscal year were $500,000, $400,000, $350,000, $300,000, $280,000 and $400,000, respectively.

Target Annual Bonus: For each of Messrs. Hack, Renzulli, Devarasetty and Weiner and Mses. Doster and Shepard, the target annual bonuses for the 2022 fiscal year were 100%, 75%, 60%, 67%, 50% and 100% of their base salaries, respectively. For the 2022 fiscal year, Messrs. Hack, Renzulli, Devarasetty and Weiner and Mses. Doster and Shepard received bonus payments of $492,088, $295,262, $206,682, $197,822, $137,792 and $0, respectively, based in part on individual performance and based in part on pre-established Company and Paya, Inc. performance metrics established by our Board.

Severance Benefits and Restrictive Covenants: The employment agreements also provide for certain severance benefits upon a resignation by the applicable Named Executive Officer for “good reason” or upon a termination by the Company without “cause,” as well as standard restrictive covenants. Please see the section entitled “Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control” below for more details regarding the severance benefits and restrictive covenants.

Equity Incentive Awards

Omnibus Incentive Plan Awards

We maintain the Omnibus Incentive Plan for employees and other service providers who perform services for us. The purpose of awards under the Omnibus Incentive Plan is to align the interests of eligible service providers with the interests of our shareholders by providing long term incentive compensation opportunities tied to Company and/or share performance.

Each of our Named Executive Officers is eligible to participate in the Omnibus Incentive Plan. The Omnibus Incentive Plan allows for the grant of stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards (such as RSUs) and cash-based awards. The Compensation Committee determines the size and vesting terms of all awards made under the Omnibus Incentive Plan, and recommends the terms to the Board for approval. The Compensation Committee administers all other aspects of the Omnibus Incentive Plan.

Incentive Units

Pursuant to the Limited Liability Company Agreement of Ultra (the “Ultra LLC Agreement”), Ultra may, subject to approval of its board of managers (the “Board of Managers”), issue Class C units in Ultra (the “Incentive Units”) to any employee, officer, director, consultant or other service provider of Ultra or any of its subsidiaries. The Incentive Units are intended to constitute “profits interests” within the meaning of Revenue Procedures 93-27 and 2001-43. As profits interests, the Incentive Units have no value for tax purposes on the date of grant, but instead are designed to gain value only after holders of certain other classes of equity in Ultra have received a certain level of returns. Subject to adjustment pursuant to the terms of the Ultra LLC Agreement, 50,000,000 Incentive Units are authorized for issuance under the Ultra LLC Agreement, and as December 31, 2022, there were 37,723,954 Incentive Units outstanding. See the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below for additional details on the Incentive Units granted to our Named Executive Officers.

Messrs, Hack, Renzulli and Weiner were granted Incentive Units pursuant to the terms and conditions set forth in the Ultra LLC Agreement and a senior management agreement and/or award agreement with each of Messrs. Hack, Renzulli and Weiner (as applicable, referred to herein as “award agreements”). The number of Incentive Units granted to each of Messrs. Hack, Renzulli and Weiner was not determined pursuant to any formulaic equation or benchmarking to any peer groups; rather, the number of Incentive Units is determined by the Board of Managers in its sole discretion, after taking into account discussions among management team and overall retention goals. The Incentive Units held by Messrs. Hack, Renzulli and Weiner generally vest 20% on each of the first five anniversaries of the grant date (subject to their continued employment); however, the Incentive Units held by Messrs. Hack and

Renzulli that were scheduled to vest on or prior to January 31, 2021 automatically vested on the closing of the Fintech Transaction, to the extent that they had not vested as of such time. For information about treatment of the Incentive Units upon termination of employment, and “Investor Complete Selldown” or a “Sale of the Company,” please see “—Potential Payments Upon Termination or Change in Control” below.

Subject to the terms of the Ultra LLC Agreement and the award agreements, holders of vested Incentive Units are entitled to participate in distributions made by Ultra following a return of capital contributions to the holders of Class A-1 Preferred Units and Class A-2 Units and certain other preferred distribution rights, and subject to the achievement of certain “participation thresholds” (as set forth in the award agreements).

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2022 with respect to the named executive officer. The market value of the shares in the following table is the fair value of such shares at December 31, 2022.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (5)
Jeffrey Hack	12,999,257		3,249,814	(1)(2)	N/A(3)	N/A(3)	149,420	(7)	$1,175,935
	—		448,260	(6)	$5.12	3/16/2032	—		—
Glenn Renzulli	2,822,875		1,881,917	(1)(4)	N/A(3)	N/A(3)	82,181	(7)	$646,764
	—		246,543	(6)	$5.12	3/16/2032	—		—
Balaji Devarasetty	30,000		120,000	(8)	$9.48	10/1/2031	196,556	(11)	$1,546,896
	—		17,928	(6)	$5.12	3/16/2032	—		—
Benjamin Weiner	1,214,516	(1)	—		N/A(3)	N/A(3)	64,942	(12)	$511,094
	—		112,065	(6)	$5.12	3/16/2032	—		—
	—		51,640	(9)	$7.25	8/9/2032	—		—
Melinda Doster	16,000		24,000	(8)	$13.73	12/7/2030	32,010	(7)	$251,919
	—		56,031	(10)	$5.12	3/16/2032	—		—
Michele Shepard	50,500		—		$9.48	10/5/2031	—		—
(1)These equity awards held by Messrs. Hack, Renzulli and Weiner are Incentive Units, which are intended to be profits interests for federal income tax purposes. For more information on the Incentive Units, see “—Incentive Units”. Despite the fact that the Incentive Units do not require the payment of an exercise price or have an option expiration date, we believe they are economically similar to stock options and, as such, they are reported in this table as “Option” awards. Awards reflected as “Unexercisable” are Incentive Units that have not yet vested. Awards reflected as “Exercisable” are Incentive Units that have vested, but remain outstanding.
(2)These Incentive Units will vest on November 12, 2023, so long as Mr. Hack remains continuously employed by the Company through the applicable vesting date.
(3)These awards are not traditional options, and therefore, there is no exercise price or expiration date associated with them.
(4)Fifty percent of these Incentive Units vested on January 14, 2023, and 50% will vest on January 14, 2024 so long as Mr. Renzulli remains continuously employed by the Company through the applicable vesting date.
(5)Market value based on the closing market price of our common stock on December 31, 2022 of $7.87 per share.
(6)Twenty percent of these options will vest on each of March 16, 2023, March 16, 2024, March 16, 2025, March 16, 2026 and March 16, 2027 in each case so long as the Named Executive Officer remains continuously employed by the Company through the applicable vesting date.
(7)One-third of these RSUs will vest on each of March 16, 2023, March 16, 2024 and March 16, 2025 in each case so long as the Named Executive Officer remains continuously employed by the Company through the applicable vesting date.
(8)Twenty-five percent of these options will vest on each of October 1, 2023. October 1, 2024, October 1, 2025 and October 1, 2026, in each case, so long as the Named Executive Officer remains continuously employed by the Company through the applicable vesting date.
(9)Twenty percent of these options will vest on each of August 9, 2023, August 9, 2024, August 9, 2025, August 9, 2026 and August 9, 2027, in each case, so long as Mr. Weiner remains continuously employed by the Company through the applicable vesting date.
(10)One-third of these options will vest on each of December 7, 2023, December 7, 2024 and December 7, 2025, in each case, so long as Ms. Doster remains continuously employed by the Company through the applicable vesting date.
(11)50,000 RSUs will vest on each of October 1, 2023 and October 1, 2024, in each case, so long as Mr. Devarasetty remains continuously employed by the Company through the applicable vesting dates. One-third of 90,580 RSUs will vest on each of November 10, 2023, November 10, 2024 and November 10, 2025, in each case, so long as Mr. Devarasetty remains continuously employed by the Company through the applicable vesting dates. One-third of the remaining 5,976 RSUs will vest on each of March 16, 2023, March 16, 2024 and March 16, 2025, in each case, so long as Mr. Devarasetty remains continuously employed by the Company through the applicable vesting dates.
(12)One-third of 27,587 RSUs will vest on each of August 9, 2023, August 9, 2024 and August 9, 2025, in each case, so long as Mr. Weiner remains continuously employed by the Company through the applicable vesting date. One-third of 37,355 RSUs will vest on each of March 16, 2023, March 16, 2024 and March 16, 2025, in each case so long as Mr. Weiner remains continuously employed by the Company through the applicable vesting date.

Options Exercised and Stock Vested in the 2022 Fiscal Year

The following table sets forth certain information with respect to the vesting or exercise of stock options during the fiscal year ended December 31, 2022 with respect to our Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Jeffrey Hack	—	$—	—	$—
Glenn Renzulli	—	$—	—	$—
Balaji Devarasetty	—	$—	50,000	$305,500
Melinda Doster	—	$—	13,333	$113,997
Michele Shepard	—	$—	84,166	$520,146
Benjamin Weiner	—	$—	46,469	$320,636

Potential Payments upon Termination or Change in Control

Severance Benefits

Each employment agreement provides for severance benefits (as described below) in the event the Named Executive Officer’s employment is terminated by the Board without “cause” or by the Named Executive Officer for “good reason” (each as defined in the employment agreements). Such severance benefits are subject to each Named Executive Officer’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants set forth in the Named Executive Officer’s employment agreement (as further described below).

Mr. Hack’s severance benefits consist of (a) continued payment of base salary for a period of 12 months (the “severance period”); provided that we may elect to extend the severance period for an additional 12 months, and if so elected, the amount payable during the second year of the severance period will be $1,250,000 and paid within 60 days of our election to extend the severance period, (b) reimbursement of Mr. Hack’s premiums incurred for participation in Consolidated Omnibus Budget Reconciliation Act (COBRA) coverage for the applicable severance period, and (c) a pro-rated annual bonus for the fiscal year during which Mr. Hack’s termination occurs (the “termination year”), payable at the time annual bonuses are otherwise paid to senior management and calculated based on the portion of target bonuses received by the remaining senior management team members with respect to the applicable termination year.

Mr. Renzulli’s severance benefits consist of an amount equal to one year of his base salary, payable over six months.

Mr. Weiner's severance benefits consist of an amount equal to one year of his base salary, payable over 12 months.

Mr. Devarasetty's and Ms. Doster's severance benefits consist of an amount equal to six months of base salary, payable over six months.

In connection with her termination, Ms. Shepard, the Company and Paya, Inc. entered into a separation, severance and general release agreement. Subject to Ms. Shepard’s execution and non-revocation of a general release of claims and compliance with the restrictive covenants set forth in her employment agreement and equity award agreements,

Ms. Shepard will receive (i) an amount equal to $700,000, payable in substantially equal installments on the Company’s regular payroll dates during the 12-month period following the Release Effective Date (as defined therein) (the “Severance Period”), and (ii) provided Ms. Shepard elects and remains eligible to continue coverage for herself and her spouse and eligible dependents, if any, under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay or reimburse Ms. Shepard, at the Company’s option, on a monthly basis for the difference between the amount Ms. Shepard pays to effect and continue such coverage and the employee contribution amount that similarly situated employees of the Company pay for the same or similar coverage under such group health plans through the earliest of (1) the end of the Severance Period, (2) the date when Ms. Shepard becomes eligible for group medical plan participation under any subsequent employer’s group medical plan, or (3) the date Ms. Shepard is no longer eligible for COBRA.

For purposes of Mr. Hack’s employment agreement, “good reason” generally means, subject to certain notice and cure provisions, (i) a reduction in base salary, a material reduction in employee benefits, or failure to pay an annual bonus consistent with the bonus plan adopted by the Board, (ii) any change to his title, or the assignment of duties materially inconsistent with his position, or (iii) a material breach of his employment agreement or breach of any representation set forth in his employment agreement.

For purposes of Messrs. Renzulli and Weiner’s employment agreements, “good reason” generally means, subject to certain notice and cure provisions, (i) a reduction in base salary, target bonus, and employee benefits, (ii) a material diminution in title or (iii) the assignment of duties materially inconsistent with the executive’s position.

For purposes of Ms. Doster’s and Mr. Devarasetty's employment agreements, “good reason” generally means, subject to certain notice and cure provisions, (i) a material reduction in base salary, (ii) the assignment of duties materially inconsistent with the Named Executive Officer’s position, (iii) with respect to Mr. Devarasetty, a material reduction target bonus, and/or (iv) with respect to Mr. Devarasetty, in the event he was not appointed to the role of Chief Information Officer on or before September 5, 2022, provided that this prong would not constitute “good reason” at any time on or after a “change in control,” as defined in the Omnibus Incentive Plan.

For purposes of Ms. Shepard’s employment agreement, “good reason” generally means, subject to certain notice and cure provisions, (i) a material reduction in base salary and target bonus, (ii) a material diminution in title, responsibilities, or authority, (iii) the assignment of duties materially inconsistent with her position, (iv) a material breach of the employment agreement, or (v) a change in Ms. Shepard’s primary work office or arrangements to a location outside of the New York metropolitan area, in each case, without prior written consent.

For purposes of Messrs. Hack and Renzulli's employment agreements, “cause” generally means (i) the conviction (with respect to Mr. Hack) or commission (with respect to Mr. Renzulli) of a felony or crime involving moral turpitude, or the commission of any other act or omission involving fraud, (ii) substantial and repeated failure to perform duties of the office held by the executive (as reasonably directed by the CEO or the Board (other than as a result of disability) with respect to Mr. Renzulli), (iii) gross negligence or willful misconduct, (iv) conduct by the executive which would reasonably be expected to bring the Company or its subsidiaries into substantial public disgrace or disrepute, and for Mr. Renzulli adversely damage the Company (v) breach of the restrictive covenants set forth in the executive’s employment agreement, (vi) for Mr. Hack, failure to observe or a violation of any written policies of the Company or Paya, Inc., (vii) for Mr. Renzulli, material violation of any written policies of the Company or Paya, Inc. that would be reasonably expected to adversely damage the Company or Paya, Inc., and/or (viii) for Mr. Hack, being named as a defendant in any criminal proceedings, and as a result of being named as a defendant, the operations, financial condition, or reputation of the Company is materially injured (provided that, in the event Mr. Hack is so named, any severance payments that would be owed to him in the event of a termination without “cause” shall be placed in an escrow account and, if Mr. Hack is ultimately not convicted of such charge, then the severance payments will be released to him).

For purposes of Messrs. Weiner and Devarasetty, Ms. Doster and Ms. Shepard’s employment agreements, “cause” generally means (i) being named as a defendant in any criminal proceedings, and as a result of being named as a defendant, the operations, financial condition, or reputation of the Company, Paya, Inc. or their respective subsidiaries are materially injured, or being convicted of a crime, (ii) the commission of any other act or omission involving dishonesty or fraud with respect to the Company, Paya, Inc. or any of their respective subsidiaries or any of their customers, vendors or employees, (iii) substantial and repeated failure to perform duties of the office held by the executive as reasonably directed by the CEO (or the Board, with respect to Mr. Weiner) (other than as a result of disability), (iv) gross negligence or willful misconduct with respect to the Company, Paya, Inc. or any of their respective subsidiaries or any of their customers, vendors or employees, (v) conduct which could reasonably be expected to bring the Company, Paya, Inc. or any of their respective subsidiaries into substantial public disgrace or disrepute, (vi) any breach (material breach, with respect to Ms. Doster) of the restrictive covenants set forth in the executive’s employment agreement, and/or (vii) a failure to observe Paya, Inc. policies or standards regarding employment practices (including nondiscrimination and sexual harassment policies).

The employment agreements also subject Messrs. Hack, Renzulli, Weiner, Devarasetty, and Mess. Doster and Shepard to certain restrictive covenants, including assignment of inventions, non-competition and non-solicitation (and no hire) covenants and perpetual mutual non-disparagement (non-mutual for Ms. Doster) and confidentiality covenants. The non-competition and non-solicitation covenants apply during each respective Named Executive Officer’s employment and for 12 months thereafter (the “post-termination restricted period”); provided that (i) if Mr. Hack’s severance period is extended to 24 months, his post-termination restricted period will be increased to 24 months and (ii) if Messrs. Renzulli or Weiner’s employment is terminated for “good reason” or without “cause”, the executive’s post-termination restricted period will be reduced to 6 months.

Options and RSUs

Pursuant to the terms of the option award agreements and RSU award agreements, in the event the Company terminates the Named Executive Officer’s employment without “cause” or the Named Executive Officer resigns for “good reason” (each as defined in the applicable award agreement), in each case within one year following a “change in control” (as defined in the applicable award agreement), any unvested portion of the award will automatically vest upon such termination.

Incentive Units

Pursuant to the terms of the applicable award agreements, the Incentive Units fully vest upon a “Sale of the Company” or an “Investor Complete Selldown” (as such terms are defined in the Ultra LLC Agreement), subject to the holder’s continued employment through such sale. A “Sale of the Company” is generally defined as an event, whereby any “person” or group of related “persons” (other than the investors parties to the Ultra LLC Agreement and their controlled affiliates), in the aggregate, acquire(s) (a) a majority of the Class B Units of Ultra (or successor securities thereto) then outstanding or (b) all or substantially all of Ultra’s assets determined on a consolidated basis, provided that a “public offering” (as defined in the Ultra LLC Agreement) does not constitute a “Sale of the Company.” An “Investor Complete Selldown” will occur in the event Ultra has sold all of its assets.

In the event a Named Executive Officer who holds Incentive Units experiences a termination of employment, his unvested Incentive Units will be immediately forfeited without consideration; provided that if such termination is by the Named Executive Officer with “good reason,” due to death or disability, or by Ultra or an affiliate without “cause,” then an additional 20% of the Incentive Units will become vested as of the date of such termination, and in the case of Mr. Hack, any remaining unvested Incentive Units that would have been immediately forfeited are instead treated as follows (i) on the day following the date that a new chief executive officer commences employment as such (the “Change Date”), 50% of such unvested Incentive Units, if any, will vest, and (ii) on the date that is six months following the Change Date, all of Mr. Hack’s remaining unvested Incentive Units, if any, will vest; in each case, subject to Mr. Hack’s cooperation and support with the succession process in good faith. In addition, if a Named Executive Officer’s termination of employment is for “cause” (as defined in the Named Executive Officer’s employment agreement), all Incentive Units (whether vested or unvested) will be immediately forfeited without consideration. If a Named Executive Officer resigns without “good reason” (as defined in the Named Executive Officer’s employment agreement), his Incentive Units (whether vested or unvested) will be immediately forfeited without consideration; provided that in the event a Named Executive Officer resigns without “good reason,” the following portion of the Named Executive Officer’s vested Incentive Units will not be automatically forfeited: 50% if such resignation occurs prior to November 1, 2024, 75% if such resignation occurs on or following November 1, 2024, and 100% if such resignation occurs following November 1, 2025.

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our Named Executive Officers if his or her employment had been terminated without cause on December 31, 2022. Amounts below reflect potential payments pursuant to the employment agreements and our Omnibus Incentive Plan.

	Qualifying Termination (Non-Change in Control)				Qualifying Termination (Change in Control)(3)			Change in Control
Name	Cash Severance Benefits ($)(1)		Continued Health Benefits ($)	Value of Accelerated Equity Awards ($)(2)	Cash Severance Benefits ($)(4)	Continued Health Benefits ($)	Value of Accelerated Equity Awards ($)(5)	Value of Accelerated Equity Awards ($)(6)
Jeffrey Hack	1,000,000		53,577	(2)	1,000,000	53,577	2,408,650	(6)
Glenn Renzulli	400,000		—	(2)	400,000	—	1,324,758	(6)
Balaji Devarasetty	175,000		—	—	175,000	—	1,596,198	—
Melinda Doster	140,000	(1)	—	—	140,000	—	406,004	—
Michele Shepard	—		—	—	—	—	—	—
Benjamin Weiner	300,000		—	(2)	300,000	—	851,289	(6)
(1)Represents the potential payments upon a termination without cause or resignation for good reason on December 31, 2022. With respect to Mr. Hack, the value reflected (i) assumes the Company did not extend the severance period for an additional 12 months, and (ii) consists of 12 months base salary continuation and his target bonus calculated pursuant to the terms of the employment agreement.
(2)Represents (i) with respect to Messrs. Hack, Renzulli and Weiner, accelerated vesting of 20% of such executive’s Incentive Units upon a termination without cause, resignation for good reason, or termination due to death or disability, and (ii) with respect to Mr. Hack, vesting of any remaining unvested Incentive Units as follows: (x) on the day following the date that a new chief executive officer commences employment as such (the “Change Date”), 50% of such unvested Incentive Units, if any, will vest, and (y) on the date that is six months following the Change Date, all of Mr. Hack’s remaining unvested Incentive Units, if any, will vest; in each case, subject to Mr. Hack’s cooperation and support with the succession process in good faith. The value that would have been conferred to holders of such Incentive Units that would have accelerated in connection such termination is not determinable as of December 31, 2022, and therefore was excluded from the table above.
(3)Assumes a termination without cause or resignation for good reason occurs within 12 months following a change in control as of December 31, 2022.
(4)Represents the potential payments upon a termination without cause or resignation for good reason within 12 months following a change in control on December 31, 2022. With respect to Mr. Hack, the value reflected (i) assumes the Company did not extend the severance period for an additional 12 months, and (ii) consists of 12 months base salary continuation and his target bonus calculated pursuant to the terms of the employment agreement.
(5)Represents (i) with respect to Mr. Devarasetty and Ms. Doster, accelerated vesting of all outstanding equity awards under the Omnibus Incentive Plan, and (ii) with respect to Messrs. Hack, Renzulli and Weiner, accelerated vesting of all outstanding equity awards under the Omnibus Incentive Plan, and regardless whether such Named Executive Officer is terminated in connection with such change in control, full acceleration of any unvested Incentive Units upon a Sale of the Company or Investor Complete Selldown, subject to employment through such event. The value that would have been conferred to holders of such Incentive Units that would have accelerated in connection with a Sale of the Company or Investor Complete Selldown is not determinable as of December 31, 2022, and therefore was excluded from the table above.
(6)Any unvested Incentive Units will fully vest upon a Sale of the Company or Investor Complete Selldown, subject to employment through such event. The value that would have been conferred to Messrs. Hack, Renzulli and Weiner as holders of such Incentive Units that would have accelerated in connection with a Sale of the Company or Investor Complete Selldown is not determinable as of December 31, 2022, and therefore was excluded from the table above.
(7)Ms. Shepard departed her role as Chief Commercial Officer on September 25, 2022 and received the severance benefits described above under “Potential Payments upon Termination or Change in Control—Severance Benefits.”

Director Compensation

Structure

Beginning in the 2022 fiscal year, the annual compensation of our non-employee directors and non-GTCR directors provides for (i) an annual cash retainer of $30,000 for service as the non-executive chair, (ii) an annual cash retainer of $35,000 for service as a non-employee director (including the non-executive chair), (iii) an additional annual cash retainer of $50,000 for service as the chairperson of the Audit and Risk Committee, and an additional $10,000 annual cash retainer for each other member of the Audit and Risk Committee, (iv) an additional annual cash retainer of $12,500 for service as the chairperson of the Compensation Committee, and an additional $6,250 annual cash retainer for each other member of the Compensation Committee, (v) an additional cash retainer of $10,000 for service as the chairperson of the Nominating and Corporate Governance Committee, and an additional cash retainer of $5,000 for each other member of the Nominating and Corporate Governance Committee, and (vi) an annual RSU award with a fair market value of $130,000. In addition, in the event a new non-employee director is elected or appointed to the Board, the Compensation Committee will determine such non-employee director’s eligibility to receive an RSU award in such amount and with such vesting schedule as determined by the Compensation Committee. All non-employee directors are also reimbursed for their reasonable expenses to attend meetings of our Board and related committees and otherwise attend to our business.

In addition, all non-employee directors were also reimbursed for their reasonable expenses to attend meetings of our Board and related committees and otherwise attend to our business.

Compensation for Fiscal Year 2022

The following table provides information concerning the compensation of each director of the Board who served as member of the Board, but did not serve as an employee of the Company or was affiliated with GTCR in the 2022 fiscal year. Mr. Hack, our Chief Executive Officer and directors affiliated with GTCR do not receive compensation for service as directors. The compensation received by Mr. Hack as an employee of the Company is presented in the “2022 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Total ($)
Jeffrey Hack	$—	$—		$—
KJ McConnell	$—	$—		$—
Deborah Boyda	$21,979	$250,000	(3)	$271,979
Oni Chukwu	$61,250	$130,000	(4)	$191,250
Sid Singh	$45,000	$130,000	(5)	$175,000
Anna May Trala	$—	$—		$—
Stuart Yarbrough	$85,000	$130,000	(6)	$215,000
Aaron D. Cohen	$—	$—		$—
Collin E. Roche	$—	$—		$—
Michael J. Gordon	$52,500	$80,000	(7)	$132,500
(1)Represents total director fees paid to the directors set forth above in connection with their services on the Board.
(2)Amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs granted under the Omnibus Incentive Plan. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 10 to our consolidated financial statements included herein.
(3)Represents RSUs granted on June 1, 2022 and will vest annually in equal installments over the next five years.
(4)Represents RSUs that will vest June 30, 2023. Mr. Chukwu also holds 17,123 RSUs that vest in equal installments over the next four years starting on June 30, 2023.
(5)Represents RSUs that will vest on June 30, 2023. Mr. Singh also holds 18,400 RSUs that vest in equal installments over the next four years starting on September 30, 2023.
(6)Represents RSUs that will vest on June 1, 2023.
(7)Represents RSUs that will vest on June 30, 2023. Mr. Gordon also holds 15,000 RSUs that vest in equal installments over the next three years starting on October 16, 2023.

CEO Pay Ratio

For Fiscal year 2022:

•The annual total compensation of the median employee was $68,458;
•The annual total compensation of our Chief Executive Officer was $3,002,324; and

•The estimated ratio of the annual total compensation of our Chief Executive Officer to the median annual total compensation of all other employees was 44 to 1.

To determine our median employee, we used December 31, 2022 as the date upon which we identified the median employee. We identified our median employee after review of gross wages on IRS Form W‐2 for 2022 for all individuals employed by us on December 31, 2022 (other than our Chief Executive Officer). This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters

The following table sets forth information about the beneficial ownership of our common stock as of February 17, 2023 for:

•each person or group known to us who beneficially owns more than 5% of our common stock;
•each of our directors;
•each of our Named Executive Officers; and
•all of our directors and executive officers as a group.

The numbers of shares of common stock beneficially owned and percentages of beneficial ownership are based on 132,424,929 shares of common stock outstanding as of February 17, 2023.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options or RSUs that are currently exercisable or exercisable or will vest within 60 days of February 17, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Paya Holdings Inc., 303 Perimeter Center North Suite 600 Atlanta, Georgia 30346.

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Name of Beneficial Owner
5% Stockholders:
GTCR-Ultra Holdings, LLC(1)	45,234,022	34.2%
Massachusetts Financial Services Company(2)	11,595,135	8.8%
Named Executive Officers and Directors:
Debora Boyda	—	—%
Jeffrey Hack(3)	139,458	*
Glenn Renzulli(4)	76,702	*
Balaji Devarasetty(5)	70,528	*
Benjamin Weiner	60,962	*
Melinda Doster(6)	51,458	*
Michele Shepard(7)	53,824	*
Oni Chukwu	4,281	*
Aaron D. Cohen	—	—%
Michael J. Gordon	17,886	*
KJ McConnell	—	—%
Collin E. Roche	—	—%
Sid Singh	4,600	*
Anna May Trala	—	—%
Stuart Yarbrough	—	—%
All executive officers and directors as a group (14 individuals)(8)	479,699	*
(*)Indicates beneficial ownership of less than 1% of class.
(1)As reported on Schedule 13D/A filed on January 9, 2023 consists of shares held directly by GTCR-Ultra Holdings, LLC (“Ultra”). In addition, the Company is obligated to issue to Ultra 14,000,000 additional shares of common stock to be issued in 7,000,000 share increments, when the Company’s stock price reaches $15.00 and $17.50 per share, respectively, as calculated in accordance with the merger agreement entered into for the acquisition of the Company by FinTech Acquisition Corp. III (“Fintech”). If all 14,000,000 additional shares are issued, Ultra would beneficially own 59,234,022 shares, or 44.7% of the Company’s outstanding shares of common stock. Voting and dispositive power with respect to the shares of common stock held by Ultra is exercised by GTCR Investment XI LLC. Decisions of GTCR Investment XI LLC are made by a vote of a majority of its directors, and, as a result, no single person has voting or dispositive authority over such securities. Messrs. David A. Donnini, Collin E. Roche, Constantine S. Mihas, Mark M. Anderson, Aaron D. Cohen, Sean L. Cunningham, and Benjamin J. Daverman are each managing directors of GTCR LLC, which provides management services to GTCR Investment XI LLC and each disclaims beneficial ownership of the securities controlled by such entity, except to the extent of his pecuniary interest in such securities. The business address of each of the foregoing entities and persons is c/o GTCR Management XI LLC, 300 North LaSalle Street, Suite 5600, Chicago, Illinois 60654.
(2)As reported on Schedule 13G/A filed on February 8, 2023. Massachusetts Financial Services Company reported that it has sole voting power and sole dispositive power as to all of these shares. The business address of the foregoing entity is 111 Huntington Avenue, Boston, MA 02199.
(3)Includes 49,806 shares of common stock that may be acquired pursuant to the conversion of RSUs and 89,652 shares issuable upon the exercise of options exercisable, each within 60 days of February 17, 2023.
(4)Includes 27,393 shares of common stock that may be acquired pursuant to the conversion of RSUs and 49,309 shares issuable upon the exercise of options exercisable, each within 60 days of February 17, 2023.
(5)Includes 1,992 shares of common stock that may be acquired pursuant to the conversion of RSUs and 33,586 shares issuable upon the exercise of options exercisable, each within 60 days of February 17, 2023
(6)Includes 6,225 shares of common stock that may be acquired pursuant to the conversion of RSUs and 27,206 shares issuable upon the exercise of options exercisable, each within 60 days of February 17, 2023.
(7)Ms. Shepard departed from her role as Chief Commercial Officer effective September 25, 2022.
(8)Includes all current directors and executive officers. Includes 97,867 shares issuable upon the exercise of outstanding exercisable options and 222,166 shares of common stock that may be acquired pursuant to the conversion of vested RSUs within 60 days of February 17, 2023.

Changes in Control Pending Merger with Nuvei Corporation

On January 9, 2023, the Company announced the execution of the Merger Agreement with Parent and the Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser has commenced the Offer to purchase all of the shares of common stock of the Company issued and outstanding at a price of $9.75 per share, in cash, without interest thereon (but subject to applicable withholding).

Subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”), the Purchaser will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent in accordance with the DGCL. At the effective time of the Merger (the “Effective Time”), each share that is not (a) validly tendered and irrevocably accepted for purchase pursuant to the Offer, (b) held by a stockholder who is entitled to demand appraisal and who has properly and validly exercised appraisal rights in accordance with, and who has complied with, applicable law, or (c) held by Parent, the Purchaser, or any other direct or indirect wholly owned subsidiary of Parent, will be thereupon converted into the right to receive cash in an amount equal to the Offer Price, on the terms and subject to the conditions set forth in the Merger Agreement.

The portion of each of the Company’s stock options (the “Options”) that is outstanding and vested as of immediately prior to the Effective Time and that has an exercise price less than the Offer Price will be cancelled and converted into the right to receive a lump sum cash payment, without interest, in an amount equal to the product of (i) the total number of Shares subject to such vested Option, multiplied by (ii) the excess of (a) the Offer Price over (b) the exercise price per Share under such Option. The portion of each Option that is outstanding and unvested as of immediately prior to the Effective Time and that has an exercise price less than the Offer Price will be converted into an option (a “Parent Option”) to purchase a number of subordinate voting shares of Parent (“Parent Shares”) equal to the product (rounded down to the nearest share) of (x) the number of Shares subject to such unvested Option multiplied by (y) the exchange ratio (which is based on the ratio of the Offer Price to the trading price of Parent Shares), with an exercise price per Parent Share (rounded up to the nearest cent) equal to the per Share exercise price under the unvested Option prior to the Effective Time divided by the exchange ratio. Each Parent Option will be subject to terms and conditions (including the same vesting and exercisability terms) that are no less favorable than those that applied to the unvested Option immediately prior to the Effective Time. Each Option, whether vested or unvested, that has an exercise price per Share that is equal to or greater than the Offer Price will be canceled for no consideration.

The portion of each of the Company’s RSUs that is outstanding and vested as of immediately prior to the Effective Time (including any RSUs held by a non-employee director of the Company that vest pursuant to their terms), will be cancelled and converted into the right to receive a lump sum cash payment, without interest, in an amount equal to (i) the total number of Shares issuable in settlement of such vested RSUs as of immediately prior to the Effective Time multiplied by (ii) the Offer Price (plus the value of any accrued but unpaid dividend equivalent rights relating to such vested RSUs). Any RSUs that are outstanding and unvested as of immediately prior to the Effective Time will be converted into a restricted stock unit award (the “Parent RSUs”) with respect to a number of Parent Shares equal to the product of (x) the number of Shares underlying such unvested RSUs as of immediately prior to the Effective Time multiplied by (y) the exchange ratio. The Parent RSUs will be subject to terms and conditions (including the same vesting terms) that are no less favorable than those that applied to the unvested RSUs immediately prior to the Effective Time.

Subject to the terms and conditions of the Merger Agreement, as a result of the Merger, a change in control of the Company is expected to occur.

Additionally, in connection with the execution and delivery of the Merger Agreement, (i) Ultra, in its capacity as a stockholder of the Company, entered into a Tender and Support Agreement with the Company and Parent, and (ii) Ultra and the Company entered into a Termination Agreement with respect to the TRA. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Tender and Support Agreement” and "—Tax Receivable Agreement."

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders(1)	3,897,251	$6.30	14,472,560
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	3,897,251	$6.30	14,472,560
(1)Represents the Paya Holdings Inc. 2020 Omnibus Incentive Plan.
(2)Does not reflect RSUs, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

We have adopted a written policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit and Risk Committee is responsible for reviewing and pre-approving related party transactions. In the course of its review and approval of related party transactions, our Audit and Risk Committee considers the relevant facts and circumstances to decide whether to pre-approve such transactions. In particular, our policy requires our Audit and Risk Committee to consider, among other factors it deems appropriate:

•the related person’s relationship to us and interest in the transaction;
•the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
•the impact on a director’s independence in the event the related person is a director or an immediate family member of the director;
•the benefits to us of the proposed transaction;
•if applicable, the availability of other sources of comparable products or services; and
•an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The Audit and Risk Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our shareholders, as the Audit and Risk Committee determines in good faith.

In addition, under our Code of Ethics our employees, directors and executive officers must seek determinations and prior authorizations or approvals of potential conflicts of interest.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described in the section entitled “Item 11. Executive Compensation”, below we describe transactions during the year ended December 31, 2022 to which we were a participant or will be a participant, in which:

•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Tender and Support Agreement

On January 8, 2023, in connection with the execution and delivery of the Merger Agreement, Ultra, solely in its capacity as a stockholder of the Company, entered into a tender and support agreement (the “Tender and Support Agreement”) with Parent and the Company, pursuant to which Ultra agreed, among other things, (i) to tender all of the shares held by Ultra in the Offer, subject to certain exceptions (including the valid termination of the Merger Agreement), (ii) to vote against other proposals to acquire the Company and in favor of the adoption of the Merger Agreement and (iii) to certain other restrictions on its ability to take actions with respect to the Company and its shares.

Director Nomination Agreement

In connection with the closing of our Fintech Transaction with Fintech, we entered into a Director Nomination Agreement (the “Director Nomination Agreement”) with GTCR (as defined in the Director Nomination Agreement). The Director Nomination Agreement provides GTCR the right to designate nominees for election to the Company’s Board for so long as GTCR beneficially own 5% or more of the total number of the Company’s shares of common stock then outstanding. The number of nominees that GTCR is entitled to nominate under the Director Nomination Agreement is dependent on its beneficial ownership of shares of common stock. For so long as GTCR beneficially owns more than 5% of the outstanding shares of common stock, GTCR will have the right to nominate a specific number of directors equal to the product of (x) the total number of directors of the Company multiplied by (y) GTCR’s beneficial ownership percentage of outstanding Company common stock (rounded up to the nearest whole number). In addition, GTCR will have the right to designate the replacement for any of its designees whose board service has terminated prior to the end of the director’s term, regardless of GTCR’s beneficial ownership at such time. GTCR will also have the right to have its designees participate on committees of the Board, subject to compliance with applicable law and the listing rules of the Nasdaq.

Tax Receivable Agreement

In connection with the closing of the Fintech Transaction, the Company entered into the TRA with Ultra, Seller, Holdings and GTCR/Ultra Blocker, Inc. Holdings is a subsidiary of the Company. The TRA generally provides for the payment by the Company to Ultra of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Fintech Transaction as a result of: (i) certain tax attributes of Seller, Holdings and subsidiaries of Holdings that existed prior to the closing of the Fintech Transaction; (ii) certain increases in the tax basis of Holdings assets resulting from the transactions effected at the closing of the Fintech Transaction; (iii) imputed interest deemed to be paid by the Company as a result of payments the Company makes under the TRA; and (iv) certain increases in tax basis resulting from payments the Company makes under the TRA. Payments were made of $592 pursuant to the TRA during the year ended December 31, 2022.

On January 8, 2023, in connection with the execution and delivery of the Merger Agreement, the Company and Ultra entered into the Termination Agreement with respect to the termination of the TRA. The Termination Agreement implements certain provisions of the TRA in connection with the occurrence of the transactions contemplated by the Merger Agreement, including the acceleration of all obligations under the TRA pursuant to its terms resulting in the payment of an early termination fee of approximately $19.5 million to Ultra.

Indemnification of Officers and Directors

We are party to indemnification agreements with each of our officers and directors. The indemnification agreements provide the officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law. Additionally, we may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing agreements, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Director Independence

Our Board has affirmatively determined that all our directors, except for Mr. Hack, meet the requirements to be independent directors under Nasdaq listing standards. In making these determinations, our Board considered the current and prior relationships that each director has with the Company and all other facts and circumstances that our Board deemed relevant in determining independence, including beneficial ownership of our common stock, and the transactions involving such director described in the section entitled “Related Party Transactions.”

In addition, our Board has affirmatively determined that (i) Messrs, Chukwu, Singh and Yarbrough, the members of the Audit and Risk Committee, meet the definition of "independent director" for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and the applicable Nasdaq listing standards, and (ii) Ms. Boyda and Messrs, Cohen, Chukwu, Gordon and McConnell, the members of the Compensation Committee, meet the definition of "independent director" for purposes of serving on a compensation committee under Rule 10C-1 of the Exchange Act and the applicable Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42. Services provided to the Company and its subsidiaries by Ernst & Young LLP for the year ended December 31, 2022 are described below.

Fees and Services

The following table summarizes the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees (1)	$1,827,500	$2,001,000
Audit-Related Fees (2)	42,500	426,400
Tax Fees	—	—
All Other Fees	—	—
Total	$1,870,000	$2,427,400
(1)Consist of fees for the audit and other procedures in connection with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2022 and 2021, the quarterly reviews of the Company's consolidated financial statements included in its Quarterly Reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings or engagements during those fiscal years.
(2)Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior line.

In considering the nature of the services provided by the independent auditor, the Audit and Risk Committee determined that such services are compatible with the provision of independent audit services. The Audit and Risk Committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policies and Procedures

The Audit and Risk Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit and Risk Committee must approve the permitted service before the independent auditor is engaged to perform it. Each year, the Audit and Risk Committee will pre-approve audit services, audit-related services and tax services to be used by the Company.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to consolidated Financial Statements

The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2022 and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of August 3, 2020, by and among GTCR-Ultra Holdings, LLC, GTCR-Ultra Holdings II, LLC, FinTech III Merger Sub Corp., FinTech Acquisition Corp. III, FinTech Acquisition Corp. III Parent Corp., GTCR/Ultra Blocker, Inc., and GTCR Fund XI/C LP (included as Annex A the definitive Proxy Statement/Prospectus filed on September 23, 2020).

2.2†	Agreement and Plan of Merger, dated as of January 8, 2023, by and among Nuvei Corporation, Pinnacle Merger Sub, Inc. and Paya Holdings Inc. (incorporated by reference to Exhibit 2.1 to Paya Holdings Inc.'s Form 8-K filed on January 9, 2023).
3.1	Amended and Restated Certificate of Incorporation of Paya Holdings Inc., filed with the Secretary of State of the State of Delaware on October 16, 2020 (incorporated by reference to Exhibit 3.1 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
3.2	Amended and Restated Bylaws of Paya Holdings Inc. (incorporated by reference to Exhibit 3.2 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
4.1	Description of Paya Holdings Inc.'s Securities (incorporated by reference to Exhibit 4.1 to Paya Holdings Inc.'s Form 10-K filed on March 15, 2022).
4.2	Warrant Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and FinTech Acquisition Corp. III. (incorporated by reference to Exhibit 4.1 of FinTech Acquisition Corp. III’s Current Report on Form 8-K filed on November 21, 2018).
4.3
Amendment No. 1 to Warrant Agreement, dated September 15, 2021, by and between Paya Holdings Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on September 15, 2021).

10.1	Registration Rights Agreement, dated October 16, 2020, by and among FinTech Acquisition Corp. III Parent Corp. and certain stockholders of Parent (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.2	Director Nomination Agreement, dated as of October 16, 2020, by and among Paya Holdings Inc., GTCR-Ultra Holdings, LLC, GTCR Fund XI/B LP and GTCR Fund XI/C LP (incorporated by reference to Exhibit 10.3 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.3	Tax Receivable Agreement, dated as of October 16, 2020, by and among FinTech Acquisition Corp. III Parent Corp., GTCR-Ultra Holdings, LLC, GTCR Ultra-Holdings II, LLC, GTCR/Ultra Blocker, Inc., a Delaware corporation and GTCR Fund XI/C LP (incorporated by reference to Exhibit 10.3 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).

Exhibit No.	Description
10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 of FinTech Acquisition Corp. III’s Current Report on Form 8-K filed on August 3, 2020).
10.5+	Paya Holdings Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.'s Form S-8 filed on December 22, 2020).
10.6+	Amendment to Paya Holdings Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Paya Holdings Inc.'s Current Report on Form 8-K filed on June 1, 2022).
10.7+	Form of Director/Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.8+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya Inc. and Jeffrey Hack (incorporated by reference to Exhibit 10.8 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.9+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya Inc. and Glenn Renzulli (incorporated by reference to Exhibit 10.9 to Paya Holdings Inc.’s Form 8-K filed on October 22, 2020).
10.10+	Employment Agreement, dated as of October 16, 2020, by and between Paya Holdings Inc., Paya Inc. and Benjamin Weiner (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 15, 2022).
10.11+
Employment Agreement, dated as of November 25, 2020, by and between Paya Holdings Inc., Paya Inc. and Melinda Doster (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed on March 15, 2022).

10.12+
Employment Agreement, dated as of October 5, 2021, by and between Paya Holdings Inc., Paya Inc. and Michele Shepard (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on March 15, 2022).

10.13+
Employment Agreement, dated as of August 31, 2021, by and between Paya Holdings Inc., Paya Inc. and Balaji Devarasetty (incorporated by reference to Exhibit (e)(10) to Paya Holdings Inc.'s Recommendations/Solicitation Statement on Schedule 14D-9 filed on January 24, 2023).

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

10.18	Tender and Support Agreement, dated as of January 8, 2023, by and among Nuvei Corporation, Paya Holdings Inc. and GTCR Ultra-Holdings, LLC (incorporated by reference to Exhibit 10.1 to Paya Holding’s Form 8-K filed on January 9, 2023).
10.19	Termination Agreement, dated as of January 8, 2023, by and between Paya Holdings Inc. and GTCR Ultra-Holdings, LLC (incorporated by reference to Exhibit 10.2 to Paya Holding’s Form 8-K filed on January 9, 2023).
10.20+	Separation, Severance and General Release Agreement, dated as of October 7, 2022, by and among Paya Holdings Inc., Paya Inc. and Michele Shepard.
21.1	List of subsidiaries of Paya Holdings Inc.
23.1	Consent of Ernst & Young.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3*	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as inline XBRL).
-----------------
† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
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

Date: February 21, 2023                        PAYA HOLDINGS INC

.

/s/ Glenn Renzulli
Glenn Renzulli
Chief Financial Officer

Name	Position	Date

/s/ Jeffrey Hack	Chief Executive Officer and Director	February 21, 2023
Jeffrey Hack	(Principal Executive Officer)

/s/ Glenn Renzulli	Chief Financial Officer	February 21, 2023
Glenn Renzulli	(Principal Financial Officer)

/s/ Eric Bell	Chief Accounting Officer	February 21, 2023
Eric Bell	(Principal Accounting Officer)

/s/ Aaron Cohen	Chair of the Board	February 21, 2023
Aaron Cohen

/s/ Oni Chukwu	Director	February 21, 2023
Oni Chukwu

/s/ Mike Gordon	Director	February 21, 2023
Michael Gordon

/s/Deborah Boyda	Director	February 21, 2023
Deborah Boyda

/s/ KJ McConnell	Director	February 21, 2023
Kalen James McConnell

/s/ Collin Roche	Director	February 21, 2023
Collin Roche

/s/ Sid Singh	Director	February 21, 2023
Sid Singh

/s/ Anna May Trala	Director	February 21, 2023
Anna May Trala

/s/ Stuart Yarbrough	Director	February 21, 2023
Stuart Yarbrough